Form 10-Q
period 2021-03-31
ION Acquisition Corp 3 Ltd.
filed 2021-06-14
CIK 1844579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40372

ION ACQUISITION CORP 3 LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Medinat Hayehudim Street Herzliya 4676672, Israel
(Address of Principal Executive Offices, including zip code)

+972 (9) 970-3620
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	IACC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of June 14, 2021, there were 25,300,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 3 LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Part I. Financial Information

Item 1. Financial Statements

ION ACQUISITION CORP 3 LTD.

CONDENSED BALANCE SHEET

MARCH 31, 2021

(Unaudited)

ASSETS
Deferred offering costs	$137,363
TOTAL ASSETS	$137,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued offering costs	$117,363
Total Current Liabilities	117,363

Commitments

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding(1)	633
Additional paid-in capital	24,367
Accumulated deficit	(5,000)
Total Shareholders’ Deficit	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$137,363

(1)	Includes up to 825,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised in full or in part. On April 6, 2021, the Company effected a share capitalization of 862,500 shares, which resulted in 7,187,500 founder shares issued and outstanding as of the date thereof. On April 29, 2021, our sponsor surrendered 862,500 founder shares and, as a result, there are 6,325,000 founder shares issued and outstanding. All share and per share amounts have been retroactively restated to reflect the share capitalization (see Note 5). As further discussed in Note 8, the Company completed its initial public offering on May 4, 2021.

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$5,000
Net loss	$(5,000)

Weighted average shares outstanding, basic and diluted(1)	5,500,000

Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excludes up to 825,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised in full or in part. On April 6, 2021, the Company effected a share capitalization of 862,500 shares, which resulted in 7,187,500 founder shares issued and outstanding as of the date thereof. On April 29, 2021, our sponsor surrendered 862,500 founder shares and, as a result, there are 6,325,000 founder shares issued and outstanding. All share and per share amounts have been retroactively restated to reflect the share capitalization (see Note 5). As further discussed in Note 8, the Company completed its initial public offering on May 4, 2021.

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – February 4, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to the Sponsor(1)	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	(5,000)	(5,000)
Balance – March 31, 2021	6,325,000	$633	$24,367	$(5,000)	$20,000

1)	Includes up to 825,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). On April 6, 2021, the Company effected a share capitalization of 862,500 shares, which resulted in 7,187,500 founder shares issued and outstanding as of the date thereof. On April 29, 2021, our sponsor surrendered 862,500 founder shares and, as a result, there are 6,325,000 founder shares issued and outstanding. All share and per share amounts have been retroactively restated to reflect the share capitalization (see Note 5). As further discussed in Note 8, the Company completed its initial public offering on May 4, 2021.

The accompanying notes are an integral part of these financial statements

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$117,363
Deferred offering costs paid by the Sponsor in exchange for the issuance of Class B ordinary shares	$20,000

The accompanying notes are an integral part of these financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ION Acquisition Corp. 3 Ltd. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 4, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 4, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Proposed Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a Proposed Public Offering of 22,000,000 Class A ordinary shares (the “Public Shares”) at $10.00 per share (or 25,300,000 Class A ordinary shares if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 690,000 Class A ordinary shares (or 756,000 Class A ordinary shares if the underwriters’ over-allotment option is exercised in full) (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to ION Holdings 3, LP (the “Sponsor”), that will close simultaneously with the Proposed Public Offering. As further discussed in Note 8, the Company completed its initial public offering on May 4, 2021.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Public Offering, management has agreed that $10.00 per Public Share sold in the Proposed Public Offering, including proceeds of the sale of the Private Placement Shares, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion.

The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including any interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Class A ordinary shares which are subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Proposed Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), private placement shares and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares without the Company’s prior written consent.

Prior to the Public Offering, the Sponsor (a) will agree to waive its redemption rights with respect to any Founder Shares, Private Placement Shares, and Public Shares held by it in connection with the completion of a Business Combination, (b) will agree to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period and (c) will agree not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares. However, if the Sponsor or any of its affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until 24 months from the closing of the Proposed Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor will agree to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. For the avoidance of doubt, there will be no redemption rights granted to the private placement shares or liquidating distributions rights from the trust account with respect to the Company’s private placement shares if the Company fails to complete the initial business combination within the Combination Period. However, if the Sponsor or any of its affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Public Offering price per Public Share ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor will agree that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows.

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 3, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 5, 2021 and May 10, 2021. The interim results for period from February 4, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. As of March 31, 2021, there were $137,363 of deferred offering costs recorded in the accompanying balance sheet.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of 825,000 Class B ordinary shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised (see Note 6). At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Proposed Public Offering, the Company will offer for sale up to 22,000,000 Public Shares (or 25,300,000 Public Shares if the underwriters’ over-allotment option is exercised in full) at a purchase price of $10.00 per Public Share. Each Public Share will consist of one Class A ordinary share. As further discussed in Note 8, the Company completed its initial public offering on May 4, 2021.

NOTE 4. PRIVATE PLACEMENT

The Sponsor has committed to purchase 690,000 Private Placement Shares (or 756,000 Private Placement Shares if the underwriters’ over-allotment option is exercised in full) at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $6,900,000 (or $7,560,000 if the underwriters’ over-allotment option is exercised in full), in a private placement that will occur simultaneously with the closing of the Proposed Public Offering. A portion of the proceeds from the Private Placement Shares will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). For the avoidance of doubt, there will be no redemption rights granted to the Private Placement Shares or liquidating distributions rights from the trust account with respect to the Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period. As further discussed in Note 8, the Company completed its initial public offering on May 4, 2021.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended March 31, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 6,325,000 Class B ordinary shares (the “Founder Shares”). On April 6, 2021, the Company effected a share capitalization of 862,500 shares, which resulted in 7,187,500 founder shares issued and outstanding as of the date thereof. On April 29, 2021, our sponsor surrendered 862,500 founder shares and, as a result, there are 6,325,000 Founder Shares issued and outstanding. All share and per share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares include up to 825,000 shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering.

Prior to the Initial Public Offering, the Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. As further discussed in Note 8, the Company completed its initial public offering on May 4, 2021; prior to the completion of the initial public offering, our sponsor surrendered 862,500 founder shares, and as a result, there are 6,325,000 Founder Shares issued and outstanding.

Promissory Note — Related Party

On February 21, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. As of March 31, 2021, the Company had no borrowings under the Promissory Note.

Administrative Services Agreement

The Company will enter into an agreement, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As further discussed in Note 8, the Company entered into an administrative services agreement as of April 29, 2021.

Forward Purchase Agreements

The Company will enter into forward purchase agreements, pursuant to which the forward purchase investors will agree to purchase an aggregate of up to 12,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $120.0 million in the aggregate, in private placements that will close substantially concurrently with the closing of the Company’s initial Business Combination. The forward purchase shares will be identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement will also provide that the forward purchase investors are entitled to registration rights with respect to the forward purchase shares. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The forward purchase shares will be issued only in connection with the closing of a Business Combination. If the sale of forward purchase chares fails to close, for any reason, the Company may lack sufficient funds to consummate a Business Combination. As further discussed in Note 8, the Company entered into forward purchase agreements as of April 6, 2021, pursuant to which certain investors agreed to purchase up to $120.0 million in the aggregate, in private placements that will close substantially concurrently with the closing of the Company’s initial Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021, the Company had no borrowings under the Promissory Note and the Working Capital Loans.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Shares, forward purchase shares, and any Private Placement Shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement will not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. As further discussed in Note 8, the Company entered into a registration rights agreement as of April 29, 2021 with certain holders of the Company’s shares.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 3,300,000 additional Public Shares to cover over-allotments at the Proposed Public Offering price, less the underwriting discounts and commissions.

The underwriters will be entitled to a cash underwriting discount of $0.20 per Public Share, or $4,400,000 in the aggregate (or $5,060,000 if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Proposed Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Public Share, or $7,700,000 in the aggregate (or $8,855,000 if the underwriters’ over-allotment is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As further discussed in Note 8, the underwriters were provided with a cash underwriting discount of $5,060,000 paid upon the consummation of the initial public offering, and are entitled to deferred underwriting fees of $8,855,000 upon the closing of the Business Combination.

NOTE 7. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding of which up to 825,000 shares are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Class B ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Proposed Public Offering.

Only holders of Class B ordinary shares will be entitled to vote on the appointment of directors in any election held prior to or in connection with the completion of the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of a Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding (excluding the Private Placement Shares) after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any Private Placement Shares issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

The Private Placement Shares are identical to the Public Shares being sold in the Initial Public Offering, except that the Private Placement Shares are not (i) redeemable by the Company, (ii) transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and (iii) are entitled to registration rights. For the avoidance of doubt, there are no redemption rights granted to the Private Placement Share or liquidating distributions rights from the trust account with respect to the Private Placement Shares if the Company fails to complete the initial business combination within the Combination Period.

NOTE 8. SUBSEQUENT EVENTS

On April 6, 2021, the Company effected a share capitalization of 862,500 shares, which resulted in 7,187,500 founder shares issued and outstanding as of the date thereof. On April 29, 2021, our sponsor surrendered 862,500 founder shares and, as a result, there are 6,325,500 Founder Shares issued and outstanding. All share and per share amounts have been retroactively restated to reflect the share capitalization.

The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2021. On May 4, 2021, the Company consummated the Initial Public Offering of 25,300,000 Class A ordinary shares (the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $253,000,000 which is described.

 Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 756,000 Class A ordinary shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to ION Holdings 3, LP (the “Sponsor”), generating gross proceeds of $7,560,000, which is described in Note 4.

Transaction costs amounted to $14,457,724, consisting of $5,060,000 of underwriting fees, $8,855,000 of deferred underwriting fees and $542,724 of other offering costs.

Following the closing of the Initial Public Offering on May 4, 2021, an amount of $253,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below, except that the interest earned on the Trust Account can be released to the Company to pay its tax obligations.

 Administrative Services Agreement

The Company entered into an agreement commencing on April 29, 2021, pursuant to which it will pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

Forward Purchase Agreements

On April 6, 2021, the Company entered into forward purchase agreements, pursuant to which the forward purchase investors agreed to purchase an aggregate of up to 12,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $120.0 million in the aggregate, in private placements that will close substantially concurrently with the closing of the initial business combination. The obligations under the forward purchase agreements do not depend on whether any Class A ordinary shares are redeemed by the Company’s public shareholders. Any reduction of the number of forward purchase shares will be made in the Company’s sole discretion. On April 20, 2021, the Company entered into amended and restated forward purchase agreements reflecting a warrantless offering structure, pursuant to which the forward purchase investors agreed to purchase the same aggregate of Class A ordinary shares and to the same obligations as contained within the original agreements.

Third Point Side Letter Agreement

On April 15, 2021, the Company entered into a side letter agreement with Third Point, pursuant to which if Third Point purchases more than 5% of the shares sold in the Proposed Public Offering then the Company will use commercially reasonable efforts to provide Third Point the opportunity to purchase at least 10% of the shares issued by the Company or its business combination target, as the case may be, in a private offering in order to facilitate the Initial Business Combination.

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on April 29, 2021, the holders of the Founder Shares, Private Placement Shares, forward purchase shares, and any Private Placement Shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement will not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters were provided a cash underwriting discount of $0.20 per Public Share, or $5,060,000 in the aggregate, payable upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Public Share, or $8,855,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ION Acquisition Corp 3 Ltd. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on May 3, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on February 4, 2021, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from February 4, 2021 (inception) through March 31, 2021, we had a net loss of $5,000, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had no cash. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and a loan from our Sponsor.

Subsequent to the end of the quarterly period covered by this Quarterly Report, on May 4, 2021, we consummated the Initial Public Offering of 25,300,000 Class A ordinary shares of the Company, par value $0.0001 per share (the “Shares”), at a price of $10.00 per Share, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Shares, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 756,000 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $7,560,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Shares, a total of $253,000,000 was placed in the Trust Account. We incurred $14,457,724 in transaction costs, including $5,060,000 of underwriting fees, $8,855,000 of deferred underwriting fees and $542,724 of other offering costs. As of March 31, 2021, we had zero in cash and cash equivalents.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Upon completion of a business combination, up to $1,500,000 of such loans may be convertible into private placement shares, at a price of $10.00 per private placement share, at the option of the lender. The private placement shares would be identical to the Private Placement Shares.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative and support services. We began incurring these fees on April 29, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. The underwriters are entitled to a deferred fee of $0.35 per share, or $8,855,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

We entered into forward purchase agreements on April 6, 2021, pursuant to which the forward purchase investors agreed to purchase 12,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $120,000,000 in the aggregate, in private placements that will close substantially concurrently with the closing of a Business Combination. Any reduction in the number of forward purchase shares will be made in the Company’s sole discretion. The forward purchase shares are identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement also provide that the forward purchase investors are entitled to registration rights with respect to the forward purchase shares. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The forward purchase shares will be issued only in connection with the closing of a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 4, 2021, we consummated our Initial Public Offering of 25,300,000 Shares, inclusive of 3,300,000 Shares sold to the underwriter upon the election to fully exercise its over-allotment option, at a price of $10.00 per Share, generating total gross proceeds of $253,000,000. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1, as amended (No. 333-255072). The registration statement became effective on April 29, 2021.

Simultaneously with the consummation of the Initial Public Offering, and the exercise of the over-allotment option in full and the sale of the private placement shares, we consummated a private placement of 756,000 Private Placement Shares to our Sponsor at a price of $10.00 per Private Placement Share, generating total proceeds of $7,560,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Shares are identical to the Public Shares sold in the Initial Public Offering, except that the Private Placement Shares are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the full exercise of the option to purchase additional Shares and the sale of the Private Placement Shares, $253,000,000 was placed in the Trust Account.

We paid a total of $5,060,000 in underwriting discounts and commissions and $542,724 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated April 29, 2021, between the Registrant and Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representative of the underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
10.1	Letter Agreement, dated April 29, 2021, among the Registrant, ION Holdings 3, LP, and each of the officers and directors of the Registrant. (1)
10.2	Investment Management Trust Agreement, dated April 29, 2021, between the Registrant and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated April 29, 2021, among the Registrant, ION Holdings 3, LP, The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd. (Nostro) and The Phoenix Excellence Pension, Provident Fund Ltd., ION Crossover Partners LP and the other holders signatory thereto. (1)
10.4	Private Placement Shares Purchase Agreement, dated April 29, 2021, between the Registrant and ION Holdings 3, LP. (1)
10.5	Administrative Services Agreement, dated April 29, 2021, between the Registrant and ION Holdings 3, LP. (1)
10.6

Amended and Restated Forward Purchase Agreement, dated as of April 20, 2021, by and between the Registrant and The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd. (Nostro) and The Phoenix Excellence Pension and Provident Fund Ltd. (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1/A, filed on April 20, 2021), and incorporated by reference herein

10.7

Amended and Restated Forward Purchase Agreement, dated as of April 20, 2021, by and between the Registrant and ION Crossover Partners, LP, ION Tech Fund Ltd. and ION Asset Management Ltd. (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1/A, filed on April 20, 2021), and incorporated by reference herein.

10.8

Letter Agreement, dated as of April 15, 2021, between the Registrant and Third Point LLC (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1/A, filed on April 20, 2021), and incorporated by reference herein.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 5, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION ACQUISITION CORP 3 LTD.

Date: June 14, 2021		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2021		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)