Form 10-Q
period 2021-06-30
ION Acquisition Corp 3 Ltd.
filed 2021-08-11
CIK 1844579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2021, there were 26,056,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 3 LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1
Condensed Statement of Operations for the three months ended June 30, 2021 (Unaudited) and for the period from February 4, 2021 (Inception) through June 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Shareholders’ Equity for the period from February 4, 2021 (Inception) through June 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the period from February 4, 2021 (Inception) through June 30, 2021 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
Part III. Signatures	20

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ION ACQUISITION CORP 3 LTD.

CONDENSED BALANCE SHEET

JUNE 30, 2021

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$86,245
Prepaid expenses	657,947
Due from Sponsor	1,553,900
Total Current Assets	2,298,092

Marketable securities held in Trust Account	253,003,611
TOTAL ASSETS	$255,301,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	87,869
Accrued offering costs	377,500
Total Current Liabilities	465,369

Deferred underwriting fee payable	8,855,000
Total Liabilities	9,320,369

Commitments
Class A ordinary shares subject to possible redemption 24,098,133 at redemption value	240,981,330

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,957,867 shares issued and outstanding (excluding 24,098,133 shares subject to possible redemption)	195
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633
Additional paid-in capital	5,145,117
Accumulated deficit	(145,941)
Total Shareholders’ Equity	5,000,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$255,301,703

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	For the Period from February 4, 2021 (Inception) through June 30,
	2021	2021

Formation and operating costs	$144,552	$149,552
Loss from operations	(144,552)	(149,552)

Other income:
Interest earned in marketable securities held in Trust Account	3,611	3,611
Other income, net	3,611	3,611

Net loss	$(140,941)	$(145,941)

Weighted average shares outstanding, basic and diluted (1)	7,234,286	6,723,411
Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

(1)	Excluded an aggregate of up to 24,098,133 shares subject to possible redemption at June 30, 2021.

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to the Sponsor	—	—	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance – March 31, 2021	—	—	6,325,000	633	$24,367	(5,000)	20,000
Sale of 25,300,000 Public Shares, net of underwriting discounts and offering costs	25,300,000	$2,530	—	—	238,539,746	—	238,542,276
Sale of 756,000 Private Placement Shares	756,000	$76	—	—	7,559,924	—	7,560,000
Class A ordinary shares subject to redemption	(24,098,133)	(2,411)	—	—	(240,978,920)	—	(240,981,331)
Net loss			—	—	—	(140,941)	(140,941)
Balance – June 30, 2021	1,957,867	$195	6,325,000	$633	$5,145,117	$(145,941)	$5,000,004

The accompanying notes are an integral part of these financial statements

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(145,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(3,611)
Changes in operating assets and liabilities:
Prepaid expenses	(657,948)
Due from sponsor	(1,553,900)
Accrued expenses	87,869
Net cash used in operating activities	(2,268,531)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	247,940,000
Proceeds from sale of Private Placement Shares	7,560,000
Proceeds from promissory note – related party	110,000
Repayment of promissory note – related party	(146,100)
Payment of offering costs	(109,124)
Net cash provided by financing activities	255,354,776

Net Change in Cash	86,245
Cash – Beginning of period	—
Cash – End of period	$86,245

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$417,500
Deferred offering costs paid through promissory note – related party	$36,100
Deferred offering costs paid by the Sponsor in exchange for the issuance of Class B ordinary shares	$20,000
Initial classification of ordinary shares subject to possible redemption	$240,981,330
Deferred underwriting fee payable	$8,855,000

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 4, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2021. On May 4, 2021, the Company consummated the Initial Public Offering of 25,300,000 Class A ordinary shares (the “Public Shares”), which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $253,000,000 which is described in Note 3.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Public Shareholders will be entitled to redeem their Public Shares, for an amount equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including any interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. Such amount is initially anticipated to be $10.00 per Public Share. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Class A ordinary shares that are subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company decides not to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), private placement shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

Prior to the Public Offering, the Sponsor (a) has agreed to waive its redemption rights with respect to any Founder Shares, Private Placement Shares, and Public Shares held by it in connection with the completion of a Business Combination, (b) has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period and (c) has agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares. However, if the Sponsor or any of its affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

The Company will have until 24 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. For the avoidance of doubt, there will be no redemption rights granted to the private placement shares or liquidating distributions rights from the trust account with respect to the Company’s private placement shares if the Company fails to complete the initial business combination within the Combination Period. However, if the Sponsor or any of its affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor will agree that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 3, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 5, 2021 and May 10, 2021. The interim results for the three months and for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $14,457,724 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Net loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss attributable to non redeemable Ordinary shares by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to redemption. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

	Three months ended June 30,	For the period from February 4, 2021 (Inception) through June 30,
	2021	2021
Net loss:
Net loss	$(140,941)	$(145,941)
Less-income attributable to shares subject possible to redemption	(3,611)	(3,611)

Net loss attributable to non redeemable Ordinary shares- Basic and Diluted	$(144,552)	$(149,552)
Shares:
Basic and Diluted weighted-average number of non redeemable Ordinary shares outstanding	7,234,286	6,723,411

Net income per Ordinary share, basic and diluted	$(0.02)	$(0.02)

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

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Public Shares, which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 shares, at a purchase price of $10.00 per Public Share.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 756,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $7,560,000 in a private placement. A portion of the proceeds from the Private Placement Shares were added to the proceeds from the Initial Public Offering which are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). For the avoidance of doubt, there will be no redemption rights granted to the Private Placement Shares or liquidating distributions rights from the trust account with respect to the Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended March 31, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 6,325,000 Class B ordinary shares (the “Founder Shares”). On April 6, 2021, the Company effected a share capitalization of 862,500 shares, which resulted in 7,187,500 Founder Shares issued and outstanding as of the date thereof. On April 29, 2021, the Sponsor surrendered 862,500 Founder Shares and, as a result, there are 6,325,000 Founder Shares issued and outstanding. All share and per share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares include up to 825,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. Due to exercise of the over-allotment option, no founder shares are subject to forfeiture.

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

Promissory Note — Related Party

On February 21, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering.

Due from Sponsor

As of June 30, 2021, a portion of the proceeds from the sale of the Private Placement Shares in the amount of $1,553,900 was due to the Company to be held outside of the Trust Account for working capital purposes.

Administrative Services Agreement

The Company entered into an agreement commencing on April 29, 2021, pursuant to which it agreed to pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period ended June 30, 2021, the Company incurred $20,000 and paid $10,000 in fees for these services, of which $10,000 is included in accounts payable and accrued expense in the accompanying balance sheet.

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Forward Purchase Agreements

The Company entered into forward purchase agreements, pursuant to which the forward purchase investors (ION Crossover Partners LP, ION Asset Management Ltd., The Phoenix Insurance Company Ltd. and The Phoenix Excellence Pension and Provident Fund Ltd.) agreed to purchase an aggregate of up to 12,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $120.0 million in the aggregate, in private placements that will close substantially concurrently with the closing of the Company's initial Business Combination (the “Forward Purchase Shares”). Any reduction in the number of forward purchase shares will be made in the Company’s sole discretion. The Forward Purchase Shares will be identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement will also provide that the forward purchase investors are entitled to registration rights with respect to the Forward Purchase Shares. The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The Forward Purchase Shares will be issued only in connection with the closing of a Business Combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, the Company had no borrowings under the Promissory Note and the Working Capital Loans.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management has evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Third Point Side Letter Agreement

On April 15, 2021, the Company entered into a side letter agreement with Third Point, pursuant to which if Third Point purchases more than 5% of the shares sold in the Initial Public Offering then the Company will use commercially reasonable efforts to provide Third Point the opportunity to purchase at least 10% of the shares issued by the Company or its business combination target, as the case may be, in a private offering in order to facilitate the Initial Business Combination.

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

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 7. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 1,957,867 Class A ordinary shares issued or outstanding, excluding 24,098,133 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Private Placement Shares are identical to the Public Shares, except that the Private Placement Shares are not (i) redeemable by the Company, (ii) transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and (iii) are entitled to registration rights. For the avoidance of doubt, there are no redemption rights granted to the Private Placement Share or liquidating distributions rights from the trust account with respect to the Private Placement Shares if the Company fails to complete the initial business combination within the Combination Period.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$253,003,611

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $140,941, which consisted of formation and operating expenses of $144,552 offset by interest earned in marketable securities held in the Trust Account of $3,611.

For the period from February 4, 2021 (inception) through June 30, 2021, we had a net loss of $145,941, which consisted of formation and operating expenses of $149,552 offset by interest earned on marketable securities held in the Trust Account of $3,611.

Liquidity and Capital Resources

On May 4, 2021, we consummated the Initial Public Offering of 25,300,000 Class A ordinary shares of the Company, par value $0.0001 per share (the “Shares”), at a price of $10.00 per Share, which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Shares, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 756,000 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $7,560,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Shares, a total of $253,000,000 was placed in the Trust Account. We incurred $14,457,724 in transaction costs, including $5,060,000 of underwriting fees, $8,855,000 of deferred underwriting fees and $542,724 of other offering costs.

For the period from February 4, 2021 (inception) through June 30, 2021, cash used in operating activities was $2,268,531. Net loss of $145,941 was affected by payment of formation costs through issuance of Class B ordinary shares of $5,000, interest earned on marketable securities held in the Trust Account of $3,611, and changes in operating assets and liabilities, which provided $2,123,978 of cash from operating activities.

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

We believe we will not need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into forward purchase agreements, pursuant to which the forward purchase investors (ION Crossover Partners LP, ION Asset Management Ltd., The Phoenix Insurance Company Ltd. and The Phoenix Excellence Pension and Provident Fund Ltd.) agreed to purchase an aggregate of up to 12,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $120.0 million in the aggregate, in private placements that will close substantially concurrently with the closing of the Company's initial Business Combination. Any reduction in the number of forward purchase shares will be made in the Company’s sole discretion. The forward purchase shares are identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement also provide that the forward purchase investors are entitled to registration rights with respect to the forward purchase shares. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The forward purchase shares will be issued only in connection with the closing of a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares – Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares – Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in the pro rata share of the Trust Account earnings. Our net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

The Private Placement Shares are identical to the Public Shares sold in the Initial Public Offering, except that the Private Placement Shares are not redeemable by the Company, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to registration rights. There will be no redemption rights granted to the private placement shares or liquidating distribution rights from the trust account with respect to the Company’s private placement shares if the Company fails to complete the initial business combination within the Combination Period.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION ACQUISITION CORP 3 LTD.

Date: August 11, 2021		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)