Form 10-Q
period 2021-09-30
ION Acquisition Corp 3 Ltd.
filed 2021-11-12
CIK 1844579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 26,056,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 3 LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
Condensed Statement of Operations for the three months ended September 30, 2021 (Unaudited) and for the period from February 4, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Shareholders’ Deficit for the period from February 4, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the period from February 4, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ION ACQUISITION CORP 3 LTD.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,494,513
Prepaid expenses	565,472
Total Current Assets	2,059,985

Marketable securities held in Trust Account	253,006,867
TOTAL ASSETS	$255,066,852

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	112,398
Accrued offering costs	329,000
Total Current Liabilities	441,398

Deferred underwriting fee payable	8,855,000
Total Liabilities	9,296,398

Commitments
Class A ordinary shares subject to possible redemption; 25,300,000 shares at $10.00 per share redemption value as of September 30, 2021	253,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 756,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	76
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633
Accumulated deficit	(7,230,255)
Total Shareholders’ Deficit	(7,229,546)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$255,066,852

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	For the Period from February 4, 2021 (Inception) through September 30,
	2021	2021

Formation and operating costs	$214,137	$363,689
Loss from operations	(214,137)	(363,689)

Other income:
Interest earned in marketable securities held in Trust Account	3,256	6,867

Net loss	$(210,881)	$(356,822)

Weighted average shares outstanding, Redeemable Class A ordinary shares	25,300,000	17,057,466
Basic and diluted net income (loss) per Redeemable Class A ordinary shares	$(0.01)	$0.83
Weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	7,081,000	6,565,923
Basic and diluted net loss per Non-Redeemable Class A and Class B ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

REVISED

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to the Sponsor	—	—	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance – March 31, 2021	—	—	6,325,000	633	$24,367	(5,000)	20,000
Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(7,584,291)	(6,873,433)	(14,457,724)
Sale of 756,000 Private Placement Shares	756,000	76	—	—	7,559,924	—	7,560,000
Net loss	—	—	—	—	—	(140,941)	(140,941)
Balance – June 30, 2021	756,000	76	6,325,000	633	—	(7,019,374)	(7,018,665)
Net loss	—	—	—	—	—	(210,881)	(210,881)
Balance – September 30, 2021	756,000	$76	6,325,000	$633	$—	$(7,230,255)	$(7,229,546)

The accompanying notes are an integral part of these financial statements

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(356,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(6,867)
Changes in operating assets and liabilities:
Prepaid expenses	(565,472)
Accounts payable and accrued expenses	112,398
Net cash used in operating activities	(811,763)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	247,940,000
Proceeds from sale of Private Placement Shares	7,560,000
Proceeds from promissory note – related party	110,000
Repayment of promissory note – related party	(146,100)
Payment of offering costs	(157,624)
Net cash provided by financing activities	255,306,276

Net Change in Cash	1,494,513
Cash – Beginning of period	—
Cash – End of period	$1,494,513

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$329,000
Deferred offering costs paid through promissory note – related party	$36,100
Deferred offering costs paid by the Sponsor in exchange for the issuance of Class B ordinary shares	$20,000
Initial classification of Class A ordinary shares subject to possible redemption	$253,000,000
Deferred underwriting fee payable	$8,855,000

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 4, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on May 4, 2021, an amount of $253,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below, except that the interest earned on the Trust Account can be released to the Company to pay its tax obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Public Shareholders will be entitled to redeem their Public Shares, for an amount equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including any interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. Such amount is $10.00 per Public Share. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Class A ordinary shares that are subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company will have until May 4, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined that it had improperly valued its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its net loss per ordinary share calculation. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A shares and Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

There has been no change in the Company’s total assets, liabilities or operating results.

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of May 4, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$241,122,270	$11,877,730	$253,000,000
Class A ordinary shares	$194	$(118)	$76
Additional paid-in capital	$5,004,179	$(5,004,179)	$—
Accumulated deficit	$(5,000)	$(6,873,433)	$(6,878,433)
Total shareholders’ equity (deficit)	$5,000,006	$(11,877,730)	$(6,877,724)

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$240,981,330	$12,018,670	$253,000,000
Class A ordinary shares	$195	$(119)	$76
Additional paid-in capital	$5,145,117	$(5,145,117)	$—
Accumulated deficit	$(145,941)	$(6,873,433)	$(7,019,374)
Total shareholders’ equity (deficit)	$5,000,004	$(12,018,669)	$(7,018,665)

Statement of Operations For the period from February 4, 2021 through June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Weighted average shares outstanding, Redeemable Class A	—	11,179,070	11,179,070
Basic and diluted net income per Redeemable Class A shares	$0.00	$1.28	$1.28
Weighted average shares outstanding, Non-Redeemable Class A and Class B	6,723,411	(524,830)	6,198,581
Basic and diluted net loss per Non-Redeemable Class A shares and Class B	$(0.02)	$0.02	$(0.00)

Statement of Operations For the Three Months ending June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Weighted average shares outstanding, Redeemable Class A	—	25,300,000	25,300,000
Basic and diluted net income per Redeemable Class A shares	$0.00	$0.57	$0.57
Weighted average shares outstanding, Non-Redeemable Class A and Class B	7,234,286	(743,989)	6,490,297
Basic and diluted net income (loss) per Non-Redeemable Class A shares and Class B	$(0.02)	$0.02	$(0.00

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 3, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 5, 2021 and May 10, 2021. The interim results for the three months and for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

SEPTEMBER 30, 2021

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $14,457,724 were initially charged to temporary equity which resulted in accretion of the ordinary shares subject to redemption upon the completion of the Initial Public Offering to the redemption amount.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

At September 30, 2021, the Class A ordinary shares subject to possible redemption and reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Class A ordinary shares issuance costs	(14,457,724)
Plus:
Accretion of carrying value to redemption value	14,457,724

Class A ordinary shares subject to possible redemption	$253,000,000

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Net loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”.. The condensed consolidated statements of operations include a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable Class A share and Class B share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A shares and Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The following tables reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the period from February 4, 2021 through September 30, 2021
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(164,766)	$(46,115)	$(257,646)	$(99,176)
Accretion of temporary equity to redemption value	—	—	14,457,724	—
Allocation of net income (loss), as adjusted	$(164,766)	$(46,115)	$14,200,078	$(99,176)
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	7,081,000	17,057,466	6,565,923

Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$0.83	$(0.02)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Public Shares, which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 shares, at a purchase price of $10.00 per Public Share.

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

During the period ended March 31, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 6,325,000 Class B ordinary shares (the “Founder Shares”). On April 6, 2021, the Company effected a share capitalization of 862,500 shares, which resulted in 7,187,500 Founder Shares issued and outstanding as of the date thereof. On April 29, 2021, the Sponsor surrendered 862,500 Founder Shares and, as a result, there are 6,325,000 Founder Shares issued and outstanding. All share and per share amounts have been retroactively restated to reflect the share capitalization. The Founder Shares included up to 825,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. Due to exercise of the over-allotment option in full, 825,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On February 21, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $146,100 was repaid at the closing of the Initial Public Offering. Borrowings under the Promissory Note are no longer available.

Due from Sponsor

A portion of the proceeds from the sale of the Private Placement Shares in the amount of $1,553,900 to be held outside of the Trust Account for working capital purposes was received by the Company on August 12, 2021 and no amount is due from the Sponsor as of September 30, 2021.

Administrative Services Agreement

The Company entered into an agreement commencing on April 29, 2021, pursuant to which it agreed to pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and the period from February 4, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $50,000, respectively, in fees for these services. As of September 30, 2021, $10,000 of such fees is included in accounts payable and accrued expense in the accompanying balance sheet.

ION ACQUISITION CORP 3 LTD

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, the Company had no borrowings under the Promissory Note and the Working Capital Loans.

NOTE 7. COMMITMENTS

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

SEPTEMBER 30, 2021

(Unaudited)

Underwriting Agreement

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

NOTE 8. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 756,000 Class A ordinary shares issued or outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$253,006,867

NOTE 10. SUBSEQUENT EVENTS

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

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined that it had improperly valued its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its net loss per ordinary share calculation. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A shares and Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net loss of $210,881, which consisted of formation and operating expenses of $214,137 offset by interest earned in marketable securities held in the Trust Account of $3,256.

For the period from February 4, 2021 (inception) through September 30, 2021, we had a net loss of $356,822, which consisted of formation and operating expenses of $363,689 offset by interest earned on marketable securities held in the Trust Account of $6,867.

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

For the period from February 4, 2021 (inception) through September 30, 2021, cash used in operating activities was $811,763. Net loss of $356,822 was affected by the payment of formation costs through the issuance of Class B ordinary shares of $5,000, interest earned on marketable securities held in the Trust Account of $6,867, and changes in operating assets and liabilities, which used $453,074 of cash from operating activities.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares – Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares – Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating net income (loss) per ordinary share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A shares and Class B shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 4, 2021, we consummated our Initial Public Offering of 25,300,000 Public Shares, inclusive of 3,300,000 Shares sold to the underwriter upon the election to fully exercise its over-allotment option, at a price of $10.00 per Share, generating total gross proceeds of $253,000,000. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1, as amended (No. 333-255072). The registration statement became effective on April 29, 2021.

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

ION ACQUISITION CORP 3 LTD.

Date: November 12, 2021		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)