Form 10-Q/A
period 2021-09-30
ION Acquisition Corp 3 Ltd.
filed 2021-12-09
CIK 1844579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 9, 2021, there were 26,056,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 3 LTD.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
Condensed Statement of Operations for the three months ended September 30, 2021 (Unaudited) and for the period from February 4, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Shareholders’ Deficit for the period from February 4, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the period from February 4, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

i

EXPLANATORY NOTE

ION Acquisition Corp. 3 Ltd. (the “Company,” “ION 3,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued in the Company’s initial public offering (the “Initial Public Offering”) on May 4, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company also revised its net loss per ordinary share calculation.

On December 9, 2021, the Company’s management, together with the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), concluded that the Company’s previously issued (i) audited balance sheet as of May 4, 2021 (the “Post IPO Balance Sheet”), filed with the SEC on May 10, 2021 and (ii) unaudited interim financial statements as of and for the period ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, and for the period from February 4, 2021 (inception) through June 30, 2021, filed with the SEC on August 11, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Amended Form 10-Q.

The restatement does not have an impact on the Company’s cash position.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the Original Quarterly Report and the Post IPO Balance Sheet should no longer be relied upon. On December 9, 2021, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

ii

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

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

RESTATED

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to the Sponsor	—	—	6,325,000	633	24,367	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance – March 31, 2021	—	—	6,325,000	633	$24,367	(5,000)	20,000
Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(7,584,291)	(6,873,433)	(14,457,724)
Sale of 756,000 Private Placement Shares	756,000	76	—	—	7,559,924	—	7,560,000
Net loss	—	—	—	—	—	(140,941)	(140,941)
Balance – June 30, 2021	756,000	76	6,325,000	633	—	(7,019,374)	(7,018,665)
Net loss	—	—	—	—	—	(210,881)	(210,881)
Balance – September 30, 2021	756,000	$76	6,325,000	$633	$—	$(7,230,255)	$(7,229,546)

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

The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2021. On May 4, 2021, the Company consummated the Initial Public Offering of 25,300,000 Class A ordinary shares (the “Public Shares”), which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $253,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 756,000 Class A ordinary shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to ION Holdings 3, LP (the “Sponsor”), generating gross proceeds of $7,560,000, which is described in Note 5.

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

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Public Shareholders will be entitled to redeem their Public Shares, for an amount equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination, including any interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. Such amount is initially $10.00 per Public Share. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). The Class A ordinary shares that are subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company decides not to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. For the avoidance of doubt, there will be no redemption rights granted to the Private Placement Shares or liquidating distributions rights from the trust account with respect to the Company’s Private Placement Shares if the Company fails to complete the initial business combination within the Combination Period. However, if the Sponsor or any of its affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined that it had improperly valued its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its net loss per ordinary share calculation. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A shares and Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders.

There has been no change in the Company’s total assets, liabilities or operating results.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of May 4, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$241,122,270	$11,877,730	$253,000,000
Class A ordinary shares	$194	$(118)	$76
Additional paid-in capital	$5,004,179	$(5,004,179)	$—
Accumulated deficit	$(5,000)	$(6,873,433)	$(6,878,433)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(11,877,730)	$(6,877,724)

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$240,981,330	$12,018,670	$253,000,000
Class A ordinary shares	$195	$(119)	$76
Additional paid-in capital	$5,145,117	$(5,145,117)	$—
Accumulated deficit	$(145,941)	$(6,873,433)	$(7,019,374)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(12,018,669)	$(7,018,665)

Statement of Operations for the period from February 4, 2021 through June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Redeemable Class A	—	11,179,070	11,179,070
Basic and diluted net income per Redeemable Class A shares	$0.00	$1.28	$1.28
Weighted average shares outstanding, Non-Redeemable Class A and Class B	6,723,411	(524,830)	6,198,581
Basic and diluted net loss per Non-Redeemable Class A shares and Class B shares	$(0.02)	$0.02	$(0.00)

Statement of Operations for the Three Months ending June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Redeemable Class A	—	25,300,000	25,300,000
Basic and diluted net income per Redeemable Class A shares	$0.00	$0.57	$0.57
Weighted average shares outstanding, Non-Redeemable Class A and Class B	7,234,286	(743,989)	6,490,297
Basic and diluted net loss per Non-Redeemable Class A shares and Class B shares	$(0.02)	$0.02	$(0.00

Statement of Cash Flows for the period from February 4, 2021 (inception) thorough June 30, 2021, Non-cash Investing and Financing Activities (unaudited)	As Previously Reported	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$240,981,330	$12,018,670	$253,000,000

Statement of Changes in Shareholders’ Deficit from February 4, 2021 (inception) thorough June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of 25,300,000 Class A Public Shares, $ 0.0001 par value, net of underwriting discounts and offering costs	$238,542,276	$(238,542,276)	$—
Class A ordinary shares subject to possible redemption	$(240,981,331)	$240,981,331	$—
Accretion for Class A ordinary shares subject to redemption amount	$—	$(14,457,724)	$(14,457,724)
Additional paid-in capital	$5,145,117	$(5,145,117)	$—
Accumulated deficit	$(145,941)	$(6,873,433)	$(7,019,374)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(12,018,669)	$(7,018,665)

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

ION ACQUISITION CORP 3 LTD.

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

ION ACQUISITION CORP 3 LTD.

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

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $14,457,724 were initially charged to temporary equity which resulted in accretion of the ordinary shares subject to redemption upon the completion of the Initial Public Offering to the redemption amount. As of September 30, 2021 there were $8,855,000 of deferred offering costs recorded in the accompanying balance sheet.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ION ACQUISITION CORP 3 LTD.

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

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The condensed consolidated statements of operations include a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable Class A share and Class B share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A shares and Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the period from February 4, 2021 through September 30, 2021
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net income (loss) per ordinary share
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

ION ACQUISITION CORP 3 LTD.

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

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Forward Purchase Agreements

The Company entered into forward purchase agreements, pursuant to which the forward purchase investors (ION Crossover Partners LP, ION Asset Management Ltd., ION Tech Fund Ltd., The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd. (Nostro) and The Phoenix Excellence Pension and Provident Fund Ltd.) agreed to purchase an aggregate of up to 12,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $120.0 million in the aggregate, in private placements that will close substantially concurrently with the closing of the Company's initial Business Combination (the “Forward Purchase Shares”). Any reduction in the number of Forward Purchase Shares will be made in the Company’s sole discretion. The Forward Purchase Shares will be identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement also provide that the forward purchase investors are entitled to registration rights with respect to the Forward Purchase Shares. The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The Forward Purchase Shares will be issued only in connection with the closing of a Business Combination.

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

ION ACQUISITION CORP 3 LTD.

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

NOTE 8. SHAREHOLDERS’ EQUITY

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

ION ACQUISITION CORP 3 LTD.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Amended Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on May 3, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined that it had improperly valued its Class A ordinary shares subject to possible redemption at the closing of the Company’s Initial Public Offering. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements.

As a result, management has noted an adjustment related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its net loss per ordinary share calculation. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A shares and Class B shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the redeemable Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders.

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

We entered into forward purchase agreements, pursuant to which the forward purchase investors (ION Crossover Partners LP, ION Asset Management Ltd., ION Tech Fund Ltd., The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd. (Nostro) and The Phoenix Excellence Pension and Provident Fund Ltd.) agreed to purchase an aggregate of up to 12,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $120.0 million in the aggregate, in private placements that will close substantially concurrently with the closing of the Company's initial Business Combination. Any reduction in the number of forward purchase shares will be made in the Company’s sole discretion. The forward purchase shares are identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement also provide that the forward purchase investors are entitled to registration rights with respect to the forward purchase shares. The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases are required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The forward purchase shares will be issued only in connection with the closing of a Business Combination.

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

Class A Ordinary Shares Subject to Possible Redemption

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating net income (loss) per ordinary share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A shares and Class B shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Accordingly, management believes that the financial statements included in this Amended Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Amended Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our processes now include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time. We offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 4, 2021, we consummated our Initial Public Offering of 25,300,000 Public Shares, inclusive of 3,300,000 Public Shares sold to the underwriter upon the election to fully exercise its over-allotment option, at a price of $10.00 per Public Share, generating total gross proceeds of $253,000,000. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1, as amended (No. 333-255072). The registration statement became effective on April 29, 2021.

Simultaneously with the consummation of the Initial Public Offering, and the exercise of the over-allotment option in full, we consummated a private placement of 756,000 Private Placement Shares to our Sponsor at a price of $10.00 per Private Placement Share, generating total proceeds of $7,560,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Of the gross proceeds received from the Initial Public Offering including the full exercise of the option to purchase additional Public Shares and the sale of the Private Placement Shares, $253,000,000 was placed in the Trust Account.

We paid a total of $5,060,000 in underwriting discounts and commissions and $542,724 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Amended Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

ION ACQUISITION CORP 3 LTD.

Date: December 9, 2021		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2021		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)