Form 10-K
period 2021-12-31
ION Acquisition Corp 3 Ltd.
filed 2022-03-31
CIK 1844579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______TO _______

COMMISSION FILE NUMBER 001-40372

ION ACQUISITION CORP 3 LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

89 Medinat Hayehudim Street
Herzliya 4676672
+972 (9) 970-3620	4676672
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972 (9) 970-3620

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	IACC	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of ordinary shares held by non-affiliates of the registrant was $248,193,000 as of June 30, 2021.

As of March 30, 2022, the Registrant had 26,056,000 of its Class A ordinary shares, $0.0001 par value per share, and 6,325,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the proceeds of the forward purchase shares being available to us;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “us” or the “Company” refer to ION Acquisition Corp 3 Ltd. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ION Holdings 3, LP, a Cayman Islands exempted limited partnership. References to our “initial shareholders” refer to the holders of our Class B ordinary shares (the “Founder Shares”).

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company on February 4, 2021, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

We are not limited to a particular industry or sector for purposes of consummating a Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, we had not commenced any operations. All activity for the period from February 4, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

On May 4, 2021, we consummated our Initial Public Offering of 25,300,000 Class A Ordinary Shares (the “Public Shares”), which includes the issuance of 3,300,000 Public Shares as a result of the underwriters’ exercise in full of their over-allotment option. The Public Shares were sold at an offering price of $10.00 per share, generating gross proceeds, before expenses, of $253,000,000. During the period ended March 31, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 6,325,000 Class B ordinary shares (the “Founder Shares”). On April 6, 2021, the Company effected a share capitalization of 862,500 shares, which resulted in 7,187,500 Founder Shares issued and outstanding as of the date thereof. On April 29, 2021, our Sponsor surrendered 862,500 Founder Shares and, as a result, there are 6,325,000 Founder Shares issued and outstanding.

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

Upon the closing of the Public Offering and the sale of Private Placement Shares, $253,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of our Public Shares if we are unable to complete our initial Business Combination by May 4, 2023, subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend its amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination by May 4, 2023. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $8,855,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination if consummated) and approximately $500,000 in expenses relating to the Public Offering, approximately $1,500,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. At December 31, 2021, there was approximately $253,012,212 in investments and cash held in the Trust Account and approximately $1,369,491 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2021, no amounts had been withdrawn from the Trust Account to fund the Company’s working capital expenses.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our shares of Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

Selection of Target Businesses

While we may pursue a Business Combination target in any business or industry, we intend to focus our search for a Business Combination on the Israeli technology ecosystem. We believe the technology industry, particularly in Israel, represents a large and growing target market with a large number of potential target acquisition opportunities.

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target Business Combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

The rules of the NYSE require that we must consummate an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of signing a definitive agreement in connection with our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Sponsor, officers or directors, or from completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a Business Combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm, that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial Business Combination.

Redemption Rights for Holders of Public Shares Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of our initial Business Combination. For the avoidance of doubt, there will be no redemption rights granted to the Private Placement Shares or liquidating distributions rights from the Trust Account with respect to the Company’s Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period.

Conduct of Redemptions Pursuant to Tender Offer Rules

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and (b) file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about our initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Shareholder Vote

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In accordance with our amended memorandum and articles of association, shareholders representing at least one-third of our issued and outstanding ordinary shares, present in person or by proxy, will constitute a quorum. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Public Offering in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the Trust Account will be used to purchase shares in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of the initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Public Offering without our prior consent. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in the Public Offering could threaten to exercise its redemption rights against a Business Combination if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 20% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 20% of the shares sold in the Public Offering) for or against our initial Business Combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the Public Offering to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to the Company’s matters but they intend to devote as much of their time as they deem necessary to the Company’s affairs until we have completed our initial Business Combination. The amount of time that any members of our management team will devote in any time period will vary based on the current stage of the Business Combination process.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 89 Medinat Hayehudim Street Herzliya 4676672, Israel.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, Consummation of or Inability to Consummate, a Business Combination and Post-Business Combination Risks.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team and their affiliates and the businesses with which they have been associated, including with respect to ION Acquisition Corp 1 Ltd (“IACA”) or ION Acquisition Corp 2 Ltd (“IACB”), affiliate SPAC companies, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial Business Combination, that we will be able to provide positive returns to our shareholders or of any results with respect to any initial Business Combination we may consummate. You should not rely on the historical experiences of our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, including IACA and IACB, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our ordinary shares do not approve of the Business Combination we complete.

Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Our initial shareholders owned 20% of our issued and outstanding ordinary shares immediately following the completion of the Public Offering (excluding the Private Placement Shares).

Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of our initial Business Combination, we will complete our initial Business Combination only if it is approved by an ordinary resolution under Cayman Islands law, which requires the affirmative vote of the holders of a majority of our ordinary shares, represented in person or by proxy at a general meeting of the Company.

As a result, in addition to our initial shareholders’ Founder Shares and Private Placement Shares, we would need 9,109,501, or 36.0%, of the 25,300,000 Public Shares sold in the Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a special resolution passed by the affirmative vote of the holders of at least two-thirds of our ordinary shares that are represented in person or by proxy at a general meeting of the company. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within 24 months after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination by May 4, 2023. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

The novel coronavirus, or COVID-19, pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a Business Combination, as well as any target business with which we ultimately consummate a Business Combination.

The COVID-19 pandemic, including efforts to combat it, has adversely affected and may continue to adversely affect our search for a Business Combination. In addition, the COVID-19 pandemic has resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide. As such, the business of any potential target business with which we may consummate a Business Combination could be materially and adversely affected.

In response to the pandemic, public health authorities and local, national and international governments have implemented measures that may directly or indirectly impact our ability to search for and acquire any target business, including measures such as voluntary or mandatory quarantines, restrictions on travel and orders to limit the activities of non-essential workforce personnel. We may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which the COVID-19 pandemic impacts our search for and ability to consummate a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain it or treat its impact. If the disruptions posed by COVID-19 pandemic continue for an extended period of time and result in protectionist sentiments and legislation in our target market, including in Israel, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by the COVID-19 pandemic.

We may not be able to complete our initial Business Combination within 24 months after the closing of the Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination within 24 months after the closing of the Public Offering. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our initial Business Combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 4, 2023 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination by May 4, 2023, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the sale of the Private Placement Shares are intended to be used to complete an initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Public Offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

If the net proceeds of the Public Offering and the sale of the Private Placement Shares not being held in the Trust Account are insufficient to allow us to operate at least until May 4, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

Of the net proceeds of the Public Offering, only approximately $1,000,000 was made available to us initially outside Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with loans from our Sponsor or management team, will be sufficient to allow us to operate at least until May 4, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,500,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $1,500,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into Private Placement Shares of the post-business combination entity at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our Public Shares.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, and the underwriters of the Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to this Form 10-K, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 4, 2023, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial Business Combination by May 4, 2023, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we are unable to consummate our initial Business Combination by May 4, 2023, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we are unable to consummate our initial Business Combination by May 4, 2023, the proceeds then on deposit in the Trust Account including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months of the Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial Business Combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial Business Combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NYSE. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors until after the consummation of our initial Business Combination.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including in the Israeli technology industry. Our amended and restated memorandum and articles of association prohibits us from effectuating a Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial Business Combination.

Our letter agreement with our Sponsor, ION Co-Investment, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, ION Co-Investment, officers and directors contain provisions relating to transfer restrictions of our Founder Shares and Private Placement Shares, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the Founder Shares for 185 days following the date of the Public Offering requires the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. In addition, prior to the closing of our initial Business Combination, only holders of our Founder Shares will have the right to vote to continue the company in a jurisdiction outside the Cayman Islands. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of our ordinary shares which are represented in person or by proxy and are voted at our general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination.

If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial Business Combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial Business Combination and subject to requisite shareholder approval by special resolution under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial Business Combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial Business Combination and subject to any requisite shareholder approval, we may structure our Business Combination in a manner that requires shareholders to recognize gain or income for tax purposes, effect a Business Combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders to pay taxes in connection with our Business Combination or thereafter. Accordingly, a shareholder may need to satisfy any liability resulting from our initial Business Combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial Business Combination.

In addition, we may effect a Business Combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a Business Combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial Business Combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

Further, as of December 31, 2021, our cash balance was approximately $1,369,491 and we expect to continue to incur costs in pursuit of our financial and acquisition plans that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. These conditions raise substantial doubts about our ability to continue to operate as a going concern. Our management believes that sufficient funds can be obtained from existing or additional investors or other sources, to provide the necessary liquidity to meet our financing requirements.

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management team will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States federal courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States federal laws.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock or shares of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of the Public Offering and the sale of the Private Placement Shares, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Public Offering and the Private Placement provided us with approximately $254,957,276, plus up to $120,000,000 from the sale of the Forward Purchase Shares, that we may use to complete our initial Business Combination (excluding the payment of $8,855,000 in deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Business Combination strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, special purpose acquisition companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination by May 4, 2023, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or at least two-thirds of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by a special resolution passed by the affirmative vote of the holders of at least two-thirds of our ordinary shares that are represented in person or by proxy at a general meeting of the Company. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares following the Public Offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 4, 2023, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

We have not selected any specific Business Combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the sale of the Private Placement Shares. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. If we are unable to complete our initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease, such as the COVID-19 pandemic;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Risks Relating to our Management Team

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We may seek Business Combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Public Shares will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in other business endeavors for which each such officer may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. For example, Mr. Kolber, Mr. Shany, Mr. Gilbert and Mr. Reich led IACA in its Initial Public Offering in October 2020. On January 25, 2021, IACA entered into a definitive Business Combination agreement with Taboola.com Ltd. This transaction closed on June 29, 2021. Further, Mr. Kolber, Mr. Shany, Mr. Gilbert and Mr. Reich led IACB in its Initial Public Offering in February 2021. On June 24, 2021 IACB entered into a merger agreement and certain ancillary agreements with Innovid Corp. This transaction closed on November 30, 2021.

Accordingly, they may have conflicts of interest to which entity a particular business opportunity should be presented. In particular, Mr. Shany currently serves on the boards of Taboola.com Ltd. And of Innovid Corp. Other such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, and we believe there are multiple potential opportunities within the industries and geography of our primary focus.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Additionally, certain forward purchase investors are affiliates of our Sponsor.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

In particular, affiliates of our Sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including Taboola.com Ltd., Innovid Corp. and other such entities. Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm firm regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to Public Shares they may acquire after the Public Offering), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On February 21, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 6,325,000 Founder Shares. On April 6, 2021, we effected a share capitalization of 862,500 shares and, as a result, there were 7,187,500 Founder Shares issued and outstanding as of the date thereof. On April 29, 2021, our Sponsor surrendered 862,500 Founder Shares and, as a result there are 6,325,000 Founder Shares issued and outstanding. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 25,300,000 shares if the underwriters’ over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Public Offering (excluding the Private Placement Shares). The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor and Ion Co-Investment have purchased an aggregate of 756,000 Private Placement Shares for an aggregate purchase price of $7,560,000, or $10.00 per share. For the avoidance of doubt, there will be no redemption rights granted to the Private Placement Shares or liquidating distributions rights from the Trust Account with respect to the Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as May 4, 2023 nears, which is the deadline for our completion of an initial Business Combination.

If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, including IACB, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by May 4, 2023, or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination by May 4, 2023, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares and are listed on NYSE. We cannot assure you that our securities will continue to be listed on NYSE in the future or prior to our initial Business Combination. In order to continue listing our securities on NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A ordinary shares are listed on NYSE, and, as a result, qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete an initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete an initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The grant of registration rights to our initial shareholders and their permitted transferees and forward purchase investors and holders of our Private Placement Shares and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the forward purchase agreements and an agreement to be entered into concurrently with the issuance and sale of the securities in the Public Offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which Founder Shares are convertible, Forward Purchase Shares, holders of our Private Placement Shares and their permitted transferees can demand that we register the Private Placement Shares, and holders of Private Placement Shares that may be issued upon conversion of Working Capital Loans may demand that we register such shares. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Shares or holders of our Working Capital Loans or their respective permitted transferees are registered.

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of March 30, 2022, there were 473,944,000 and 43,675,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial Business Combination. Immediately after the Public Offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the Public Offering;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Class A ordinary shares.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial Business Combination.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding (excluding the Private Placement Shares) after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares issued to our Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

General Risk Factors

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

ITEM IB. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently utilize office space at from our Sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

We maintain executive offices at 89 Medinat Hayehudim Street, Herzliya 4676672, Israel pursuant to an agreement with our Sponsor. The cost for this space is included in the aggregate $10,000 per-month fee we pay to our Sponsor for office space and administrative services. We believe, based on rents and fees for similar services, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated entity. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A ordinary shares are listed on NYSE under the symbol “IACC”.

Holders

As of December 31, 2020, there were no holders of record of our Class A ordinary shares and one record holder of our Class B ordinary shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On May 4, 2021, we consummated the Public Offering of 25,300,000 Public Shares. The shares sold in the Public Offering were sold at an offering price of $10.00 per share, generating total gross proceeds of $253,000,000. Goldman Sachs & Co. LLC and Morgan Stanley acted as representatives of the underwriters. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-255072). The Securities and Exchange Commission declared the registration statement effective on April 29, 2021.

Simultaneously with the consummation of the Public Offering, the Sponsor consummated the Private Placement of an aggregate of 756,000 Private Placement Shares at a price of $10.00 per Private Placement Share, generating total proceeds of $7,560,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Shares are identical to the Public Shares sold in the Public Offering, except that the Private Placement Shares are not redeemable by the Company, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions and will be entitled to registration rights. There will be no redemption rights granted to the Private Placement Shares or liquidating distribution rights from the Trust Account with respect to the Company’s Private Placement Shares if the Company fails to complete the Initial Business Combination within the Combination Period.

Of the gross proceeds received from the Public Offering and the Private Placement Shares, $253,000,000 was placed in the Trust Account.

We paid a total of $5,060,000 in underwriting discounts and commissions and $542,724 for other costs and expenses related to the Public Offering. In addition, the Company has agreed to pay the underwriters up to an additional $8,855,000 on account of certain deferred underwriting fees in connection with the Initial Business Combination; provided, however, that the underwriters will not be paid such additional fees in the Company does not complete the Initial Business Combination.

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from February 4, 2021 (inception) through December 31, 2021, we had a net loss of $563,357, which consisted of formation and operating expenses of $575,569, offset by interest earned on marketable securities held in the Trust Account of $12,212.

Liquidity and Capital Resources

On May 4, 2021, we consummated the Initial Public Offering of 25,300,000 Class A ordinary shares of the Company, par value $0.0001 per share (the “ Public Shares”), at a price of $10.00 per Share, which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 Shares, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 756,000 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $7,560,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Shares, a total of $253,000,000 was placed in the Trust Account. We incurred $14,457,724 in transaction costs, including $5,060,000 of underwriting fees, $8,855,000 of deferred underwriting fees and $542,724 of other offering costs.

For the period from February 4, 2021 (inception) through December 31, 2021, cash used in operating activities was $924,785. Net loss of $563,357 was affected by the payment of formation costs through the issuance of Class B ordinary shares of $5,000, interest earned on marketable securities held in the Trust Account of $12,212, and changes in operating assets and liabilities, which used $354,216 of cash from operating activities.

At December 31, 2021, we had cash held in the Trust Account of $253,012,212. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $1,369,491 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 4, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares – Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares – Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating net income (loss) per ordinary share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A ordinary shares and Class B ordinary shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

Item 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Jonathan Kolber	60	Chairman of the Board
Gilad Shany	45	Co-Chief Executive Officer and Director
Avrom Gilbert	48	Co-Chief Executive Officer and President
Anthony Reich	57	Chief Financial Officer
Ofer Katz	51	Director
Tzipi Ozer-Armon	56	Director
Shira Fayans Birenbaum	57	Director

Jonathan Kolber, Chairman of the Board. Mr. Kolber served as Chairman of the board of directors of IACB from December 2020 until November 2021, when IACB consummated its business combination with Innovid Corp. Mr. Kolber also served as Chairman of the Board of Directors of IACA from August 2020 until June 2021, when IACA consummated its business combination with Taboola.com Ltd. Mr. Kolber has extensive experience across the technology ecosystem in Israel and has served as Chairman, Chief Executive Officer and Director of over 80 public and private companies in Israel and North America. Mr. Kolber currently divides his time between managing his family office in Canada and serving as a Partner and Senior Advisor of Viola Growth, a technology buyout and growth capital (an affiliate of the Viola Group which has over $3.0BN under management and where he served as a General Partner of Viola Growth from 2008 to 2018). Additionally, Mr. Kolber currently serves as the Chairman of the board of directors of ION Asset Management, an Israeli investment management group, Panaxia Pharmaceutical Industries Ltd. and Panaxia Labs Israel Ltd. (TASE: PNAX). He also sits on the board of Itamar Medical Ltd. (NASDAQ: ITMR) and Optimax Investments Ltd. (known as GlassesUSA.com), both of which are Viola Group portfolio companies, as well as on the board of Fiverr International Ltd. (NYSE: FVRR). Mr. Kolber is an active angel investor and has invested in numerous Israeli tech companies, including Eyeclick Ltd., Vi Labs, REAL Matters Inc. (TSX: REAL) and Moon Active Ltd. In 1998, Mr. Kolber became Chief Executive Officer of Koor Industries (NYSE: KOR), one of Israel’s largest conglomerates, leading multiple mergers, acquisitions and divestitures, including the sale of Telrad Networks’ public switching systems to Nortel Networks, the acquisition of multiple companies by ADAMA Ltd. (formerly known as Makhteshim-Agan Chemicals) and the sale of Elisra Electronic Systems to Elbit Systems. While Chief Executive Officer of Koor Industries, he also led the privatization of Tadiran Communications (and subsequent sales of its subsidiaries to numerous private equity and industry buyers) and the sale of its stake in Sheraton Moriah Israel Ltd. Prior to that, working with the Canadian Bronfman family, Mr. Kolber founded and managed Claridge Israel from 1986 to 1998. For many years, Claridge Israel was the largest foreign private equity firm in Israel, having made a series of highly successful investments in Teva Pharmaceutical Industries Ltd. (NYSE: TEVA), ECI Telecom Group Ltd. (NASDAQ: ECI), Osem Investments Ltd. (TASE: OSEM) and Optrotech Ltd. (NASDAQ: ORBK). Mr. Kolber holds a B.A. in Near Eastern Language and Literature from Harvard University in Cambridge, Massachusetts.

Gilad Shany, Co-Chief Executive Officer and Director. Since November 2021, Mr. Shany has served as a Director of Innovid Corp. and, since June 2021, he has served as a director of Taboola.com Ltd. Mr. Shany served as Chief Executive Officer and a director of IACB from December 2020 until November 2021, when IACB consummated its business combination with Innovid Corp. He also served as Chief Executive Officer and a director of IACA from August 2020 until June 2021, when IACA consummated its business combination with Taboola.com Ltd. In 2018, Mr. Shany co-founded ION Crossover Partners, an Israeli-based crossover fund, where he currently serves as the Managing Partner. Prior to co-founding ION Crossover Partners, Mr. Shany served as General Partner of Magma Venture Partners. He previously served as Vice President of Baron Capital, where he gained over 10 years of experience investing in innovative growth companies in public and private markets. He led investments with various international companies, including Tesla Inc. (NASDAQ: TSLA), Mobileye N.V. (NYSE: MBLY) (acquired by Intel Corporation (NASDAQ: INTC) $15.3BN), Mellanox Technologies (acquired by Nvidia $6.9BN), Varonis Systems Inc. (NASDAQ: VRNS), Fiverr (NYSE: FVRR), BlueVine Capital Inc. and Monday.com Ltd, among others. Prior to that Mr. Shany spent 14 years with the Israel Air Force and served as Head of Aerial Defense in the Israel Air Force from 2007 to 2008. Mr. Shany holds a B.S. in Physics, Astronomy and Philosophy from Tel Aviv University in Israel and an MBA from the Wharton School at the University of Pennsylvania in Philadelphia, Pennsylvania.

Avrom Gilbert, Co-Chief Executive Officer and President. Mr. Gilbert served as President and Chief Operating Officer of IACB from December 2020 until November 2021, when IACB consummated its business combination with Innovid Corp. He also served as President and Chief Operating Officer of IACA from August 2020 until June 2021, when IACA consummated its business combination with Taboola.com Ltd. Mr. Gilbert has over 20 years of business experience as an operational leader, startup founder and equities analyst. Since November 2020, he has served as a director of GettaCar Inc. and GettaCar Ltd.Mr. Gilbert has also served as a Director of Balderdash, Inc. since June 2021. In addition, Mr. Gilbert has served as a director since January 2019 and the Chief Operating Officer since October 2018 of Coin Sciences Ltd., a blockchain technology company. Prior to joining Coin Sciences Ltd., Mr. Gilbert served as the Chief Operating Officer of Similar Web from 2015 to 2018. He previously served as the Chief Operating Officer of Seeking Alpha from November 2008 to August 2014, where he worked with the marketing, growth, business development and technology teams to help drive the growth of the company. In addition, he previously held roles as a venture capitalist and equities analyst at investment banks, including UBS and Flemings (now J.P. Morgan). Mr. Gilbert holds a B.A. in Natural Sciences from the University of Cambridge in England.

Anthony Reich CA(SA), Chief Financial Officer. Mr. Reich has served as Chief Financial Officer of IACB from December 2020 until November 2021, when IACB consummated its business combination with Innovid Corp. Mr. Reich also served as Chief Financial Officer of IACA from August 2020 until June 2021, when IACA consummated its business combination with Taboola.com Ltd. Mr. Reich has over 30 years of finance and business development experience. He has served as the Chief Financial Officer and Compliance Officer of ION Asset Management, an Israeli-based fund manager for approximately 15 years. Prior to joining ION Asset Management, Mr. Reich served as an independent consultant in the telecommunications, hi-tech and software sectors from 2000 to 2006. He previously held several key finance and business development roles at Cable & Wireless in London and Israel from 1990 to 2000. Mr. Reich holds a Bachelor of Commerce degree, a Graduate Diploma in Accounting and an Honours degree in Information Systems from the University of Cape Town in South Africa. He is a member of the South African Institute of Chartered Accountants.

Ofer Katz, Director. Mr. Katz has served as President of Fiverr International Ltd. (NYSE:FVRR) since February 2021, as its Chief Financial Officer since July 2017 and served as its Chief Financial Officer under a consulting contract from February 2011 until June 2017. Prior to joining Fiverr, Mr. Katz founded Nextage Ltd., a financial services firm, in 2001 where he was the Chief Executive Officer from 2001 to 2016 and currently is the Co-Chief Executive Officer. As Chief Executive Officer of Nextage, Mr. Katz was acting chief financial officer to several companies including Wix.com Ltd. (NASDAQ: WIX), Adallom Technologies Ltd. (acquired by Microsoft Corporation), Wilocity (acquired by Qualcomm Incorporated) and Onavo (acquired by Facebook, Inc.). Mr. Katz holds a B.A. in Accounting and Economics from Tel Aviv University, Israel.

Tzipi Ozer-Armon Director. Ms. Ozer-Armon has served as the Chief Executive Officer of Lumenis since joining the company in May 2012. During her tenure, Ms. Ozer-Armon managed Lumenis through a comprehensive growth and profitability turnaround, as well as an IPO on the NASDAQ in 2014. Ms. Ozer-Armon led two sales processes for Lumenis to private equity firms at a $550 million valuation in 2016 and over $1 billion valuation in 2020. Prior to joining Lumenis, Ms. Ozer-Armon headed the Japanese market activities of Teva Pharmaceutical Industries Ltd. (Nasdaq: TEVA), a business with a turnover of more than $800 million. Prior to that, Ms. Ozer-Armon served as Senior Vice President of Sales and Marketing at SanDisk (Nasdaq: SNDK). She also served as VP and General Manager of MSystems (Nasdaq: FLSH), and as VP of Corporate Development at Comverse (Nasdaq: CMVT). Ms. Ozer-Armon’s previously worked for four years at ATKearney, a Global Management Consulting company based in London, UK. Ms. Ozer-Armon is a director at Itamar Medical Ltd., Strauss Group Ltd., ICL Ltd., Rambam MedTech, Israel’s National Technological Innovation Authority’s Commission and Tel-Aviv University. Ms. Ozer-Armon holds a B.A. in economics and an MBA majoring in finance and marketing, both from Tel-Aviv University, Israel.

Shira Fayans Birenbaum, Director. Ms. Fayans Birenbaum is the Global President of CYMPIRE Ltd, a board member of DSP Group (NASDAQ:DSPG), and an advisory board member of Cyber Innovative Technologies. She is the former COO and CMO of Microsoft Israel (NASDAQ: MSFT), where she specialized in digital transformation, growth engines, operations and strategy and led all launches and deployment of new technologies, cloud solutions and services, including security and blockchain initiatives. Ms. Fayans Birenbaum also held senior executive positions at companies such as Partner Communications Company Ltd. (TLV: PTNR) and PricewaterhouseCoopers. She has served in many executive roles and held various board member positions in Israeli publicly traded and NASDAQ companies ranging from investment firms, banks, insurance companies, real estate, semiconductor manufacturers, and leading academic institutions. She holds a B.A in French and General Studies and M.B.A from Tel Aviv University.

Number, Terms of Office and Appointment of Directors and Officers

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Ofer Katz will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Tzipi Ozer-Armon and Shira Fayans Birenbaum will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Jonathan Kolber and Gilad Shany will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Public Offering. An “independent director” is defined generally as a person who, in the opinion of the Company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). We have two “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that Ofer Katz and Tzipi Ozer-Armon are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our board of directors has three standing committees; an audit committee, a compensation committee, and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase in rules, the rules of the NYSE and Rule 10A.3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter and has been approved by our board and has the composition and responsibilities described below. The charter or each committee is available on our website.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Ofer Katz, Tzipi Ozer-Armon and Shira Fayans Birenbaum serve as the members of the audit committee, and Ofer Katz chairs the audit committee. All members of our audit committee are independent of and unaffiliated with our Sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Ofer Katz qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the firm has with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating and Corporate Governance Committee

We have a nominating and corporate governance committee comprised of Ofer Katz, Tzipi Ozer-Armon and Shira Fayans Birenbaum. Shira Fayans Birenbaum serves as chair of the nominating and corporate governance committee. All members of our nominating and corporate governance committee are independent of and unaffiliated with our Sponsor and our underwriters.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. Ofer Katz, Tzipi Ozer-Armon and Shira Fayans Birenbaum serve as the members of the compensation committee, and Tzipi Ozer-Armon chairs the compensation committee. All members of our compensation committee are independent of and unaffiliated with our Sponsor and our underwriters.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s and our chief financial officer’s compensation, evaluating such executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of such executive officers based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of $10,000 per month, for up to 24 months, for office space, utilities and administrative and support services and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees and corporate governance guidelines. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to our registration statement in connection with the Public Offering. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Business Conduct and Ethics, our corporate governance guidelines and the charters of the committees of our board of directors will be provided without charge upon request from us in writing at 89 Medinat Hayehudim Street, Herzliya 4676672, Israel or by telephone at +972 (9) 970-3620. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officers, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this for 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s ordinary shares. Such officers, directors, and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC. Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

None of our officers or directors have received any cash compensation for services rendered to us. We will pay our Sponsor $10,000 per month for office space, utilities, administrative and support services provided to members of our management team. In addition, our Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 32,381,000 ordinary shares outstanding as of December 31, 2021, of which 26,056,000 were Class A ordinary shares and 6,325,000 were Class B ordinary shares. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Ordinary Shares
Directors and Executive Officers
Jonathan Kolber	—		—
Gilad Shany	—		—
Avrom Gilbert	—		—
Anthony Reich	—		—
Ofer Katz (2)(3)	25,000		*
Tzipi Ozer-Armon(2)(3)	25,000		*
Shira Fayans Birenbaum	25,000	(6)	*

All Directors and Executive Officers as a Group (Seven Individuals)	75,000
Five Percent Holders
ION Holdings 3, LP(4)	7,006,000		21.7%
Third Point LLC (5)	1,800,000		5.55%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 89 Medinat Hayehudim Street, Herzliya 4676672, Israel.

(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares and 690,000 Private Placement Shares sold in the private placement. Excludes Forward Purchase Shares that will only be issued, if at all, at the time of our initial Business Combination.

(3)	Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(4)

ION Holdings 3, LP (“ION 3 LP”) is the record holder of the ordinary shares. As the general partner of ION 3 LP, ION Acquisition Corp GP Ltd. (“ION GP”) has voting and investment discretion with respect to the ordinary shares held by ION 3 LP. An investment committee comprised of five individuals — Jonathan Kolber, Gilad Shany, Avrom Gilbert, Stephen Levey and Jonathan Half — makes voting and investment decisions in the ordinary shares indirectly owned by ION GP. As a result, ION GP may be deemed to have beneficial ownership of the shares held directly by ION 3 LP. However, none of the ION GP investment committee’s members is deemed a beneficial owner of the shares held by ION 3 LP under Section 13(d) of the Exchange Act, due to the approval standard for committee action. Thus, each such investment committee member disclaims any beneficial ownership of the shares held by ION 3 LP, other than to the extent of any pecuniary interest therein.

(5)	According to Schedule 13G filed with the SEC on February 14, 2022, by Third Point LLC and Daniel S. Loeb, Third Point LLC serves as investment manager or adviser to a variety of hedge funds and managed accounts (all such funds and accounts, collectively, the “Funds”), with respect to the Class A Ordinary Shares directly owned by the Funds; Mr. Daniel S. Loeb is the Chief Executive Officer of Third Point LLC and controls its business activities. The business address of these reporting persons is 55 Hudson Yards, New York, New York 10001.

(6)	Consists of 25,000 shares of Class B ordinary shares issuable upon the exercise or settlement of options or restricted stock unit awards held by Shira Fayans Birenbaum which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

During the period ended March 31, 2021, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs relating to the Public Offering in exchange for 6,325,000 Founder Shares. On April 6, 2021, we effected a share capitalization of 862,500 shares which resulted in 7,187,500 Founder Shares issued and outstanding as of the date thereof. On April 29, 2021, the Sponsor surrendered 862,500 Founder Shares and, as a result, there are 6,325,000 Founder Shares issued and outstanding.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earliest of : (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commending at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Shares

Our Sponsor purchased an aggregate of 756,000 Private Placement Shares at a price of $10.00 per share, or $7,560,000 in the aggregate, in connection with the Public Offering. The Private Placement Shares are identical to the Public Shares sold in the Public Offering except that the Private Placement Shares (i) are not be redeemable by the Company, (ii) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination and (iii) are entitled to registration rights.

Administrative Services Agreement

We currently utilize office space at 89 Medinat Hayehudim Street, Herzliya 4676672, Israel, from our Sponsor as our executive offices and pay our Sponsor $10,000 per month for office space, utilities, administrative services and remote support services provided to members of our management team. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Related Party Note and Advances

On February 21, 2021, the Sponsor agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the Public Offering pursuant to an unsecured promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Public Offering. The outstanding under the Promissory Note of $146,100 was repaid at the closing of the Initial Public Offering. Borrowings under the Promissory Note are no longer available.

Our officers and directors are entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, our officers, directors or its or their affiliates.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis. If we complete the Business Combination, we would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Shares at a price of $10.00 per share at the option of the lender. Such shares would be identical to the Private Placement Shares. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Forward Purchase Agreements

The Company entered into forward purchase agreements, pursuant to which the forward purchase investors (ION Crossover Partners LP, ION Asset Management Ltd., The Phoenix Insurance Company Ltd. and The Phoenix Excellence Pension and Provident Fund Ltd.) agreed to purchase an aggregate of up to 12,000,000 Class A ordinary shares, at a purchase price of $10.00 per share, or up to $120.0 million in the aggregate, in private placements that will close substantially concurrently with the closing of the Company’s initial Business Combination (the “Forward Purchase Shares”). Any reduction in the number of Forward Purchase Shares will be made in the Company’s sole discretion. The Forward Purchase Shares will be identical to the Public Shares, except that the holders thereof will have certain registration rights. The forward purchase agreements and the registration rights agreement will also provide that the forward purchase investors are entitled to registration rights with respect to the Forward Purchase Shares. The proceeds from the sale of the Forward Purchase Shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-business combination company. The forward purchases will be required to be made regardless of whether any Class A ordinary shares are redeemed by the Public Shareholders and are intended to provide the Company with a minimum funding level for a Business Combination. No forward purchase investor will have the ability to approve the Business Combination prior to the signing of a material definitive agreement. The Forward Purchase Shares will be issued only in connection with the closing of a Business Combination.

Third Point Side Letter Agreement

On April 15, 2021, the Company entered into a side letter agreement with Third Point, pursuant to which if Third Point purchases more than 5% of the shares sold in the Initial Public Offering then the Company will use commercially reasonable efforts to provide Third Point with the opportunity to purchase at least 10% of the shares issued by the Company or its Business Combination target, as the case may be, in a private offering in order to facilitate the Initial Business Combination.

Registration Rights

The holders of the Founder Shares, Forward Purchase Shares, Private Placement Shares and any Private Placement Shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the conversion of the Founder Shares) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the Business Combination, the registration rights agreement will be amended and restated.

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

Item 14. Principal Accountant Fees and Services.

The firm of Kost Forer Gabbay and Kasierer , a member of Ernst & Young Global, acts as our independent registered public accounting firm. The following is a summary of fees paid to Kost Forer Gabbay and Kasierer for services rendered.

Audit Fees. During the period from February 4, 2021(inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $103,252 for the services Kost Forer Gabbay and Kasierer performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from February 4, 2021(inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from February 4, 2021(inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from February 4, 2021(inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

ION ACQUISITION CORP 3 LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

ION Acquisition Corp 3 Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ION Acquisition Corp 3 Ltd. (the “Company”) as of December 31, 2021 and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 4, 2021(inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 4, 2021(inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on May 4, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KOST FORER GABBAY & KASIERER A member of Ernst & Young Global

We have served as the Company’s auditor since 2021.

Tel Aviv-Jaffa, Israel

March 30, 2022

ION ACQUISITION CORP 3 LTD.

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current Assets
Cash and cash equivalents	$1,369,491
Prepaid expenses	472,666
Total Current Assets	1,842,157

Long-term Assets
Marketable securities held in Trust Account	253,012,212
TOTAL ASSETS	$254,854,369

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	118,450
Accrued offering costs	317,000
Total Current Liabilities	435,450

Long-term Liabilities
Deferred underwriting fee payable	8,855,000
Total Liabilities	9,290,450

COMMITMENTS AND CONTINGENCIES

Class A ordinary shares subject to possible redemption; $0.0001 par value; 25,300,000 shares at $10.00 per share redemption value	253,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 756,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption)	76
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding	633
Accumulated deficit	(7,436,790)
Total Shareholders’ Deficit	(7,436,081)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$254,854,369

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$575,569
Loss from operations	(575,569)

Other income:
Interest earned in marketable securities held in Trust Account	12,212

Net loss	$(563,357)

Weighted average shares outstanding, Redeemable Class A ordinary shares	19,480,192
Basic and diluted net income per Redeemable Class A ordinary shares	$0.72
Weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	6,717,319
Basic and diluted net loss per Non-Redeemable Class A and Class B ordinary shares	$(0.02)

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to the Sponsor	—	—	6,325,000	633	24,367	—	25,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(7,584,291)	(6,873,433)	(14,457,724)

Sale of 756,000 Private Placement Shares	756,000	76	—	—	7,559,924	—	7,560,000

Net loss	—	—	—	—	—	(563,357)	(563,357)
Balance – December 31, 2021	756,000	$76	6,325,000	$633	$—	$(7,436,790)	$(7,436,081)

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(563,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(12,212)
Changes in operating assets and liabilities:
Prepaid expenses	(472,666)
Accounts payable and accrued expenses	118,450
Net cash used in operating activities	(924,785)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	247,940,000
Proceeds from sale of Private Placement Shares	7,560,000
Proceeds from Promissory Note – related party	146,100
Repayment of Promissory Note – related party	(146,100)
Payment of offering costs	(205,724)
Net cash provided by financing activities	255,294,276

Net Change in Cash	1,369,491
Cash – Beginning of period	—
Cash – End of period	$1,369,491

Non-cash investing and financing activities:
Accretion for Class A ordinary shares subject to redemption	$14,457,724
Deferred offering costs included in accrued offering costs	$317,000
Deferred offering costs paid by the Sponsor in exchange for the issuance of Class B ordinary shares	$20,000
Deferred underwriting fee payable	$8,855,000

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2021

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 4, 2021 (inception) through December 31, 2021 relates to the Company’s formation and theInitial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2021

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

ION ACQUISITION CORP 3 LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2021

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 4, 2023.

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

ION ACQUISITION CORP 3 LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2021

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

At December 31, 2021, the Class A ordinary shares subject to possible redemption and reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Redeemable Class A ordinary shares issuance costs	(14,457,724)
Plus:
Accretion of carrying value to redemption value	14,457,724

Class A ordinary shares subject to possible redemption	$253,000,000

ION ACQUISITION CORP 3 LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2021

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The statement of operations includes a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable Class A ordinary share and Class B ordinary share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A ordinary shares and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per ordinary share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the period from February 4, 2021 through December 31, 2021
	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(418,906)	$(144,451)
Accretion of temporary equity to redemption value	14,457,724	—
Allocation of net income (loss), as adjusted	$14,038,818	$(144,451)
Denominator:
Basic and diluted weighted average shares outstanding	19,480,192	6,717,319

Basic and diluted net income (loss) per ordinary share	$0.72	$(0.02)

ION ACQUISITION CORP 3 LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2021

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,300,000 Public Shares, which gives effect to the full exercise by the underwriters of their over-allotment option in the amount of 3,300,000 shares, at a purchase price of $10.00 per Public Share.

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

ION ACQUISITION CORP 3 LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2021

Due from Sponsor

A portion of the proceeds from the sale of the Private Placement Shares in the amount of $1,553,900 to be held outside of the Trust Account for working capital purposes was received by the Company on August 12, 2021 and no amount is due from the Sponsor as of December 31, 2021.

Administrative Services Agreement

The Company entered into an agreement commencing on April 29, 2021, pursuant to which it agreed to pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from February 4, 2021 (inception) through December 31, 2021, the Company incurred $80,000, in fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, the Company had no borrowings under the Promissory Note and the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Third Point Side Letter Agreement

Pursuant to a side letter agreement entered into on April 15, 2021, since Third Point purchased approximately 7% of the shares sold in the Initial Public Offering the Company will use commercially reasonable efforts to provide Third Point the opportunity to purchase at least 10% of the shares issued by the Company or its Business Combination target, as the case may be, in a private offering in order to facilitate the Initial Business Combination.

ION ACQUISITION CORP 3 LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2021

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 756,000 Class A ordinary shares issued or outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

ION ACQUISITION CORP 3 LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 30, 2021

NOTE 8 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$253,012,212

NOTE 9— SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40372), filed with the SEC on May 5, 2021).

4.1	Specimen Class A Ordinary Share Certificate (Incorporated by reference to the Exhibit 4.2 to the Company’s Registration Statement on Form S-l (File No. 333-255072), filed with the SEC on April 6, 2021).

4.2	Description of Securities

10.1	Letter Agreement among the Company, the Sponsor, and each of the officers and directors of the Company, dated as of April 29, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40372), filed with the SEC on May 5, 2021).

10.2	Investment Management Trust Agreement between ION Acquisition Corp 3 Ltd. and Continental Stock Transfer & Trust Company, dated as of April 29, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40372), filed with the SEC on May 5, 2021).

10.3	Registration Rights Agreement among the Company, the Sponsor, The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd (Nostro) and The Phoenix Excellence Pension, Provident Fund Ltd., ION Asset Management Ltd., ION Tech Fund Ltd., ION Crossover Partners LP and the other holders signatory thereto, dated as of April 29, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40372), filed with the SEC on May 5, 2021).

10.4	Private Placement Shares Purchase Agreement between the Company and the Sponsor, dated as of April 29, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40372), filed with the SEC on May 5, 2021).

10.5	Form of Indemnity Agreement (Incorporated by reference to the corresponding exhibit to the Company’s Form S-1 Registration Statement (File No. 333-255072), filed with the SEC on April 6, 2021).

10.6	Promissory Note, dated as of February 21, 2021 by the Company in favor of the Sponsor, in the amount of $300,000 (Incorporated by reference to the corresponding exhibit to the Company’s Form S-1 Registration Statement (File No. 333-255072), filed with the SEC on April 6, 2021).

Exhibit Number	Description
10.7	Securities Subscription Agreement by and between the Company and the Sponsor, dated February 21, 2021 (Incorporated by reference to the corresponding exhibit to the Company’s Form S-1 Registration Statement (File No. 333-255072), filed with the SEC on April 6, 2021).

10.8	Administrative Services Agreement by and between ION Acquisition Corp 3 Ltd. and ION Holdings 3, LP, dated as of April 29, 2021 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40372), filed with the SEC on May 5, 2021).

10.9	Amended and Restated Forward Purchase Agreement, dated as of April 19, 2021, by and among the Company, The Phoenix Insurance Company Ltd., The Phoenix Insurance Company Ltd. (Nostro) and The Phoenix Excellence Pension and Provident Fund Ltd. (Incorporated by reference to the corresponding exhibit to the Company’s Form S-1/A Registration Statement (File No. 333-255072), filed with the SEC on April 20, 2021).

10.10	Amended and Restated Forward Purchase Agreement, dated as of April 19, 2021, by and between the Registrant and ION Crossover Partners LP. (Incorporated by reference to the corresponding exhibit to the Company’s Form S-1/A Registration Statement (File No. 333-255072), filed with the SEC on April 20, 2021).

24.1	Power of Attorney (included on signature pages herein).

31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022

ION ACQUISITION CORP 3 LTD.

By:	/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Co-Chief Executive Officer and Director

POWER OF ATTORNEY

The undersigned of ION Acquisition Corp 3 Ltd. hereby constitute and appoint each of Gilad Shany and Anthony Reich, with the power to act without the others and with full power of substitution and resubstitution, our hue and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Jonathan Kolber	Chairman of the Board of Directors	March 30, 2022
Jonathan Kolber

/s/ Gilad Shany	Co-Chief Executive Officer and Director	March 30, 2022
Gilad Shany	(Co-Principal Executive Officer)

/s/ Avrom Gilbert	Co-Chief Executive Officer and President	March 30, 2022
Avrom Gilbert	(Co-Principal Executive Officer)

/s/ Anthony Reich	Chief Financial Officer	March 30, 2022
Anthony Reich	(Principal Financial and Accounting Officer)

/s/ Ofer Katz	Director	March 30, 2022
Ofer Katz

/s/ Tzipi Ozer-Armon	Director	March 30, 2022
Tzipi Ozer-Armon

/s/ Shira Fayans Birenbaum	Director	March 30, 2022
Shira Fayans Birenbaum