Form 10-Q
period 2022-03-31
ION Acquisition Corp 3 Ltd.
filed 2022-05-09
CIK 1844579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 26,056,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 3 LTD.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the three months ended March 31, 2022 (Unaudited) and for the period from February 4, 2021 (Inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from February 4, 2021 (Inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 4, 2021 (Inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
Part III. Signatures	20

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ION ACQUISITION CORP 3 LTD.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,193,177	$1,369,491
Prepaid expenses	382,367	472,666
Total current assets	1,575,544	1,842,157

Long-term assets
Marketable securities held in Trust Account	253,037,690	253,012,212
TOTAL ASSETS	$254,613,234	$254,854,369

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$140,489	$118,450
Accrued offering costs	317,000	317,000
Total current liabilities	457,489	435,450

Deferred underwriting fee payable	8,855,000	8,855,000
TOTAL LIABILITIES	9,312,489	9,290,450

Commitments

Class A ordinary shares subject to possible redemption; $0.0001 par value; 25,300,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	253,000,000	253,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 756,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	76	76
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	633	633
Accumulated deficit	(7,699,964)	(7,436,790)
Total Shareholders’ Deficit	(7,699,255)	(7,436,081)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$254,613,234	$254,854,369

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from February 4, 2021 (Inception) through March 31,
	2022	2021

Formation and operating costs	$288,652	$5,000
Loss from operations	(288,652)	(5,000)

Other income:
Interest earned in marketable securities held in Trust Account	25,478	—

Net loss	$(263,174)	$(5,000)

Weighted average shares outstanding, Redeemable Class A ordinary shares	25,300,000	—
Basic and diluted net loss per Redeemable Class A ordinary shares	$(0.01)	$—
Weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	7,081,000	5,500,000
Basic and diluted net loss per Non-Redeemable Class A and Class B ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	756,000	$76	6,325,000	$633	$—	$(7,436,790)	$(7,436,081)

Net loss	—	—	—	—	—	(263,174)	(263,174)
Balance – March 31, 2022	756,000	$76	6,325,000	$633	$—	$(7,699,964)	$(7,699,255)

FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to the Sponsor	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance – March 31, 2021	—	—	6,325,000	633	$24,367	(5,000)	20,000

The accompanying notes are an integral part of these financial statements

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,	For the Period from February 4, 2021 (Inception) through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(263,174)	$(5,000)
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on investments held in the Trust Account	(25,478)	—
Changes in operating assets and liabilities:
Prepaid expenses	90,299	—
Accrued expenses	22,039	—
Net cash used in operating activities	(176,314)	—

Net Change in Cash	(176,314)	—
Cash – Beginning	1,369,491	—
Cash – Ending	$1,193,177	$—

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$317,000	$117,363
Offering costs paid by Sponsor in exchange for issuance of Class B founder shares	$—	$20,000

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 4, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows.

In management’s opinion, the Company has made all adjustments (consisting only of normal, recurring adjustments, except as otherwise indicated) necessary to fairly present its financial position, results of operations and cash flows.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $14,457,724 were initially charged to temporary equity which resulted in accretion of the ordinary shares subject to redemption upon the completion of the Initial Public Offering to the redemption amount. As of March 31, 2022 there were $8,855,000 of deferred offering cost recorded in the accompanying balance sheet.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption and reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Redeemable Class A ordinary shares issuance costs	(14,457,724)
Plus:
Accretion of carrying value to redemption value	14,457,724

Class A ordinary shares subject to possible redemption at December 31, 2021	$253,000,000
Accretion of carrying value to redemption value	-
Class A ordinary shares subject to possible redemption at March 31, 2022	$253,000,000

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of loss per redeemable Class A ordinary share and loss per non-redeemable Class A ordinary share and Class B ordinary share following the two-class method of loss per share. In order to determine the net loss attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A ordinary shares and Class B ordinary shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders.

The following tables reflect the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the period from February 4, 2021 through March 31, 2021
	Redeemable Class A	Non-Redeemable Class A and Class B	Redeemable Class A	Non-Redeemable Class A and Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(205,624)	$(57,550)	$—	$(5,000)
Accretion of temporary equity to redemption value	—	—	—	—
Allocation of net loss, as adjusted	$(205,624)	$(57,550)	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	7,081,000	—	5,500,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$—	$(0.00)

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Promissory Note — Related Party

On February 21, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. In 2021 the Promissory Note of $146,100 was repaid at the closing of the Initial Public Offering. Borrowings under the Promissory Note are no longer available.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Due from Sponsor

A portion of the proceeds from the sale of the Private Placement Shares in the amount of $1,553,900 to be held outside of the Trust Account for working capital purposes was received by the Company on August 12, 2021 and no amount is due from the Sponsor as of March 31, 2022.

Administrative Services Agreement

The Company entered into an agreement commencing on April 29, 2021, pursuant to which it agreed to pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred and paid $30,000 in fees for these services. For the period from February 4,

2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Promissory Note and the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the results of its operations, and/or its search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Third Point Side Letter Agreement

Pursuant to a side letter agreement entered into on April 15, 2021, because Third Point purchased approximately 7% of the shares sold in the Initial Public Offering, the Company agreed to use commercially reasonable efforts to provide Third Point the opportunity to purchase at least 10% of the shares issued by the Company or its Business Combination target, as the case may be, in a private offering in order to facilitate the Initial Business Combination.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 756,000 Class A ordinary shares issued or outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$253,037,690	$253,012,212

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ION Acquisition Corp 3 Ltd. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors including those set forth in the “Special Note Regarding Forward-Looking Statements” below.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Amended Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $263,174, which consisted of formation and operating expenses of $288,652 offset by interest earned on marketable securities held in the Trust Account of $25,478.

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

For the three months ended March 31, 2022, cash used in operating activities was $176,314. Net loss of $263,174 was affected by the interest earned on marketable securities held in the Trust Account of $25,478, and changes in operating assets and liabilities which provided $112,338 of cash from operating activities.

At March 31, 2022, we had cash held in the Trust Account of $253,037,690. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $1,193,177 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares – Public Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares – Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ION ACQUISITION CORP 3 LTD.

Date: May 9, 2022		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 9, 2022		/s/ Avrom Gilbert
	Name:	Avrom Gilbert
	Title:	Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: May 9, 2022		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)