Form 10-Q
period 2022-06-30
ION Acquisition Corp 3 Ltd.
filed 2022-08-04
CIK 1844579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, there were 26,056,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 3 LTD.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the three months ended June 30, 2022 and 2021 (Unaudited), for the six months ended June 30, 2022 and for the period from February 4, 2021 (Inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from February 4, 2021 (Inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 4, 2021 (Inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ION ACQUISITION CORP 3 LTD.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,004,265	$1,369,491
Prepaid expenses	335,758	472,666
Total current assets	1,340,023	1,842,157

Long-term assets
Marketable securities held in Trust Account	253,379,342	253,012,212
TOTAL ASSETS	$254,719,365	$254,854,369

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$107,188	$118,450
Accrued offering costs	317,000	317,000
Total current liabilities	424,188	435,450

Deferred underwriting fee payable	8,855,000	8,855,000
TOTAL LIABILITIES	9,279,188	9,290,450

Commitments

Class A ordinary shares subject to possible redemption; $0.0001 par value; 25,300,000 shares at $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021	253,279,342	253,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 756,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	76	76
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	633	633
Accumulated deficit	(7,839,874)	(7,436,790)
Total Shareholders’ Deficit	(7,839,165)	(7,436,081)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$254,719,365	$254,854,369

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 4, 2021 (inception) through June 30,
	2022	2021	2022	2021

Formation and operating costs	$202,220	$144,552	$490,872	$149,552
Loss from operations	(202,220)	(144,552)	(490,872)	(149,552)

Other income:
Interest earned in marketable securities held in Trust Account	341,652	3,611	367,130	3,611
Other income	341,652	3,611	367,130	3,611

Net income (loss)	$139,432	$(140,941)	$(123,742)	$(145,941)

Weighted average shares outstanding, Redeemable Class A ordinary shares	25,300,000	25,300,000	25,300,000	11,179,070
Basic and diluted net income (loss) per Redeemable Class A ordinary shares	$0.01	$0.57	$(0.00)	$1.28

Weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	7,081,000	6,490,297	7,081,000	6,198,581
Basic and diluted net income (loss) per Non-Redeemable Class A and Class B ordinary shares	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	756,000	$76	6,325,000	$633	$—	$(7,436,790)	$(7,436,081)

Net loss	—	—	—	—	—	(263,174)	(263,174)
Balance – March 31, 2022	756,000	$76	6,325,000	$633	$—	$(7,699,964)	$(7,699,255)

Accretion for ordinary shares subject to redemption amount						(279,342)	(279,342)

Net income	—	—	—	—	—	139,432	139,432
Balance – June 30, 2022	756,000	$76	6,325,000	$633	$—	$(7,839,874)	$(7,839,165)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

AND FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to the Sponsor	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance – March 31, 2021	—	—	6,325,000	633	$24,367	(5,000)	20,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(7,584,291)	(6,873,433)	(14,457,724)

Sale of 756,000 Private Placement Shares	756,000	76	—	—	7,559,924	—	7,560,000

Net loss	—	—	—	—	—	(140,941)	(140,941)
Balance – June 30, 2021	756,000	$76	6,325,000	$633	$—	(7,019,374)	(7,018,665)

The accompanying notes are an integral part of these financial statements

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from February 4, 2021 (Inception) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(123,742)	$(145,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on investments held in the Trust Account	(367,130)	(3,611)
Changes in operating assets and liabilities:
Prepaid expenses	(38,093)	(657,948)
Prepaid insurance	175,001	—
Due from Sponsor	—	(1,553,900)
Accrued expenses	(11,262)	87,869
Net cash used in operating activities	(365,226)	(2,268,531)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	—	247,940,000
Proceeds from sale of Private Placement Shares	—	7,560,000
Proceeds from Promissory Note – related party	—	110,000
Repayment of Promissory Note – related party	—	(146,100)
Payment of offering costs	—	(109,124)
Net cash provided by financing activities	—	255,354,776

Net Change in Cash	(365,226)	86,245
Cash – Beginning	1,369,491	—
Cash – Ending	$1,004,265	$86,245

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$417,500
Deferred offering costs paid through promissory note - related party	$—	$36,100
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,000
Initial classification of ordinary shares subject to possible redemption	$—	$253,000,000
Deferred underwriting fee payable	$—	$8,855,000

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 4, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $14,457,724 were initially charged to temporary equity which resulted in accretion of the ordinary shares subject to redemption upon the completion of the Initial Public Offering to the redemption amount. As of June 30, 2022 there were $8,855,000 of deferred offering cost recorded in the accompanying balance sheet.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption and reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Redeemable Class A ordinary shares issuance costs	(14,457,724)
Plus:
Accretion of carrying value to redemption value	14,457,724

Class A ordinary shares subject to possible redemption at December 31, 2021	$253,000,000
Plus:
Accretion of carrying value to redemption value	279,342

Class A ordinary shares subject to possible redemption at June 30, 2022	$253,279,342

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income (loss) per redeemable Class A ordinary share and income (loss) per non-redeemable Class A ordinary share and Class B ordinary share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable Class A ordinary shares and the non-redeemable Class A ordinary shares and Class B ordinary shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the Public Shareholders.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from February 4, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$108,941	$30,491	$(112,166)	$(28,774)	$(96,682)	$(27,060)	$(93,884)	$(52,057)
Adjustment of interest income on trust account attributed to accretion of temporary equity	(218,256)	(61,086)	—	—	(218,256)	(61,086)	—	—
Accretion of temporary equity to redemption value	279,342	—	14,457,724	—	279,342	—	14,457,724	—
Allocation of net income (loss), as adjusted	$170,027	$(30,595)	$14,345,558	$(28,774)	$(35,597)	$(88,146)	$14,363,840	$(52,057)

Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	7,081,000	25,300,000	6,490,297	25,300,000	7,081,000	11,179,070	6,198,581
Basic and diluted net income (loss) per ordinary share	$0.01	$(0.00)	$0.57	$(0.00)	$(0.00)	$(0.01)	$1.28	$(0.00)

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2022

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

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Due from Sponsor

A portion of the proceeds from the sale of the Private Placement Shares in the amount of $1,553,900 to be held outside of the Trust Account for working capital purposes was received by the Company on August 12, 2021 and no amount is due from the Sponsor as of June 30, 2022.

Administrative Services Agreement

The Company entered into an agreement commencing on April 29, 2021, pursuant to which it agreed to pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, of which $10,000 are recorded as accrued expenses in the condensed balance sheets. For the period ended June 30, 2021, the Company incurred $20,000 in fees for these services, of which $10,000 is included in accounts payable and accrued expense in the accompanying balance sheet.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Promissory Note and the Working Capital Loans.

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

JUNE 30, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 756,000 Class A ordinary shares issued or outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$253,379,342	$253,012,212

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net income of $139,432, which consisted of interest earned on marketable securities held in the Trust Account of $341,652, offset by formation and operating expenses of $202,220.

For the six months ended June 30, 2022, we had a net loss of $123,742, which consisted of formation and operating expenses of $490,872 offset by interest earned on marketable securities held in the Trust Account of $367,130.

For the three months ended June 30, 2021, we had a net loss of $140,941, which consisted of formation and operating expenses of $144,552 offset by interest earned on marketable securities held in the Trust Account of $3,611.

For the period from February 4, 2021 (inception) through June 30, 2021, we had a net loss of $145,941, which consisted of formation and operating expenses of $149,552, offset by interest earned on marketable securities held in the Trust Account of $3,611.

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

For the six months ended June 30, 2022, cash used in operating activities was $365,226. Net loss of $123,742 was affected by the interest earned on marketable securities held in the Trust Account of $367,130, and changes in operating assets and liabilities which provided $125,646 of cash from operating activities.

For the period from February 4, 2021 (inception) through June 30, 2021, cash used in operating activities was $2,268,531. Net loss of $145,941 was affected by the payment of formation costs through the issuance of Class B ordinary shares of $5,000, the interest earned on marketable securities held in the Trust Account of $3,611, and changes in operating assets and liabilities which used $2,123,979 of cash from operating activities.

At June 30, 2022, we had cash held in the Trust Account of $253,379,342. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $1,004,265 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC except as described below.

Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target businesses with which to consummate our initial Business Combination.

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

We paid a total of $5,060,000 in underwriting discounts and commissions and $542,724 for other costs and expenses related to the Initial Public Offering. In addition, the Company has agreed to pay the underwriters up to an additional $8,855,000 on account of certain deferred underwriting fees in connection with the Initial Business Combination; provided, however, that the underwriters will not be paid such additional fees if the Company does not complete the Initial Business Combination.

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

ION ACQUISITION CORP 3 LTD.

Date: August 4, 2022		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 4, 2022		/s/ Avrom Gilbert
	Name:	Avrom Gilbert
	Title:	Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: August 4, 2022		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)