Form 10-Q
period 2022-09-30
ION Acquisition Corp 3 Ltd.
filed 2022-11-14
CIK 1844579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 26,056,000 Class A ordinary shares, $0.0001 par value per share, and 6,325,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ION ACQUISITION CORP 3 LTD.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the three months ended September 30, 2022 and 2021 (Unaudited), for the nine months ended September 30, 2022 and for the period from February 4, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 4, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 4, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ION ACQUISITION CORP 3 LTD.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$962,770	$1,369,491
Prepaid expenses	226,234	472,666
Total current assets	1,189,004	1,842,157

Long-term assets
Marketable securities held in Trust Account	254,521,335	253,012,212
TOTAL ASSETS	$255,710,339	$254,854,369

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$140,978	$118,450
Accrued offering costs	317,000	317,000
Total current liabilities	457,978	435,450

Deferred underwriting fee payable	8,855,000	8,855,000
TOTAL LIABILITIES	9,312,978	9,290,450

Commitments

Class A ordinary shares subject to possible redemption; $0.0001 par value; 25,300,000 shares at $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021	254,421,335	253,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 756,000 shares issued and outstanding (excluding 25,300,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	76	76
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,325,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	633	633
Accumulated deficit	(8,024,683)	(7,436,790)
Total Shareholders’ Deficit	(8,023,974)	(7,436,081)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$255,710,339	$254,854,369

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 4, 2021 (inception) through September 30,
	2022	2021	2022	2021

Formation and operating costs	$184,809	$214,137	$675,681	$363,689
Loss from operations	(184,809)	(214,137)	(675,681)	(363,689)

Other income:
Interest earned in marketable securities held in Trust Account	1,141,993	3,256	1,509,123	6,867
Other income	1,141,993	3,256	1,509,123	6,867

Net income (loss)	$957,184	$(210,881)	$833,442	$(356,822)

Weighted average shares outstanding, Redeemable Class A ordinary shares	25,300,000	25,300,000	25,300,000	17,057,466
Basic and diluted net income (loss) per Redeemable Class A ordinary shares	$0.04	$(0.01)	$0.04	$0.83

Weighted average shares outstanding, Non-Redeemable Class A and Class B ordinary shares	7,081,000	7,081,000	7,081,000	6,565,923
Basic and diluted net loss per Non-Redeemable Class A and Class B ordinary shares	$(0.01)	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	756,000	$76	6,325,000	$633	$—	$(7,436,790)	$(7,436,081)

Net loss	—	—	—	—	—	(263,174)	(263,174)
Balance – March 31, 2022	756,000	$76	6,325,000	$633	$—	$(7,699,964)	$(7,699,255)

Accretion for ordinary shares subject to redemption amount						(279,342)	(279,342)

Net income	—	—	—	—	—	139,432	139,432
Balance – June 30, 2022	756,000	$76	6,325,000	$633	$—	$(7,839,874)	$(7,839,165)

Accretion for ordinary shares subject to redemption amount	—	—	—	—	—	(1,141,993)	(1,141,993)

Net income	—	—	—	—	—	957,184	957,184
Balance – September 30, 2022	756,000	$76	6,325,000	$633	$—	$(8,024,683)	$(8,023,974)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

AND FOR THE PERIOD FROM FEBRUARY 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to the Sponsor	—	—	6,325,000	633	24,367	—	25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance – March 31, 2021	—	—	6,325,000	633	$24,367	(5,000)	20,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(7,584,291)	(6,873,433)	(14,457,724)

Sale of 756,000 Private Placement Shares	756,000	76	—	—	7,559,924	—	7,560,000

Net loss	—	—	—	—	—	(140,941)	(140,941)
Balance – June 30, 2021	756,000	$76	6,325,000	$633	$—	(7,019,374)	(7,018,665)

Net loss	—	—	—	—	—	(210,881)	(210,881)

Balance – September 30, 2021	756,000	$76	6,325,000	$633	$—	$(7,230,255)	$(7,229,546)

The accompanying notes are an integral part of these financial statements

ION ACQUISITION CORP 3 LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from February 4, 2021 (Inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$833,442	$(356,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on investments held in the Trust Account	(1,509,123)	(6,867)
Changes in operating assets and liabilities:
Prepaid expenses	246,432	(565,472)
Accrued expenses	22,528	112,398
Net cash used in operating activities	(406,721)	(811,763)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(253,000,000)
Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Shares, net of underwriting discounts paid	—	247,940,000
Proceeds from sale of Private Placement Shares	—	7,560,000
Proceeds from Promissory Note – related party	—	110,000
Repayment of Promissory Note – related party	—	(146,100)
Payment of offering costs	—	(157,624)
Net cash provided by financing activities	—	255,306,276

Net Change in Cash	(406,721)	1,494,513
Cash – Beginning	1,369,491	—
Cash – Ending	$962,770	$1,494,513

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$329,000
Deferred offering costs paid through promissory note - related party	$—	$36,100
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,000
Initial classification of ordinary shares subject to possible redemption	$—	$253,000,000
Deferred underwriting fee payable	$—	$8,855,000

The accompanying notes are an integral part of these financial statements.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 4, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2022

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

The Company will have until May 4, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. On October 28, 2022, the Company filed a definitive proxy statement which contains proposals (1) to amend and restate the Company’s Memorandum and Articles of Association (the “Charter Amendment Proposal”) to change the date by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination, from May 4, 2023 (the “Original Termination Date”) to the date of the Shareholder Meeting of November 17, 2022 (the “Amended Termination Date”) and to remove the minimum net tangible asset requirement and (2) to amend the Investment Management Trust Agreement, dated April 29, 2021 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer and Trust Company, a New York limited purpose trust company, as trustee (“Continental”) to change the date on which Continental must commence the liquidation of the trust account.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 4, 2023. On October 28, 2022, the Company filed a definitive proxy statement which contains proposals (1) to amend and restate the Company’s Memorandum and Articles of Association to change the date by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination, from May 4, 2023, to the date of the Shareholder Meeting of November 17, 2022, and to remove the minimum net tangible asset requirement and (2) to amend the Trust Agreement, dated April 29, 2021 by and between the Company and Continental to change the date on which Continental must commence the liquidation of the trust account.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $14,457,724 were initially charged to temporary equity which resulted in accretion of the ordinary shares subject to redemption upon the completion of the Initial Public Offering to the redemption amount. As of September 30, 2022 there were $8,855,000 of deferred offering cost recorded in the accompanying balance sheet.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption and reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Redeemable Class A ordinary shares issuance costs	(14,457,724)
Plus:
Accretion of carrying value to redemption value	14,457,724

Class A ordinary shares subject to possible redemption at December 31, 2021	$253,000,000
Plus:
Accretion of carrying value to redemption value	1,421,335

Class A ordinary shares subject to possible redemption at September 30, 2022	$254,421,335

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from February 4, 2021 (inception) through September 30, 2021
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$747,869	$209,315	$(164,766)	$(46,115)	$651,187	$182,255	$(257,646)	$(99,176)
Adjustment of interest income on trust account attributed to accretion of temporary equity	(892,265)	(249,728)	—	—	(1,110,521)	(310,814)	—	—
Accretion of temporary equity to redemption value	1,141,993	—	—	—	1,421,335	—	14,457,724	—
Allocation of net income (loss), as adjusted	$997,597	$(40,413)	$(164,766)	$(46,115)	$962,001	$(128,559)	$14,200,078	$(99,176)

Denominator:
Basic and diluted weighted average shares outstanding	25,300,000	7,081,000	25,300,000	7,081,000	25,300,000	7,081,000	17,057,466	6,565,923
Basic and diluted net income (loss) per ordinary share	$0.04	$(0.01)	$(0.01)	$(0.01)	$0.04	$(0.02)	$0.83	$(0.02)

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

ION ACQUISITION CORP 3 LTD.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Due from Sponsor

A portion of the proceeds from the sale of the Private Placement Shares in the amount of $1,553,900 to be held outside of the Trust Account for working capital purposes was received by the Company on August 12, 2021 and no amount is due from the Sponsor as of September 30, 2022.

Administrative Services Agreement

The Company entered into an agreement commencing on April 29, 2021, pursuant to which it agreed to pay the Sponsor up to $10,000 per month for office space, utilities and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services. For the three months ended September 30, 2021 and the period from February 4, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $50,000, respectively, in fees for these services of which $10,000 were recorded as accrued expenses.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Promissory Note and the Working Capital Loans.

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

SEPTEMBER 30, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 756,000 Class A ordinary shares issued or outstanding, excluding 25,300,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 6,325,000 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$254,521,335	$253,012,212

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Definitive Proxy Statement

On October 28, 2022, the Company filed a definitive proxy statement which contains proposals (1) to amend and restate the Company’s Memorandum and Articles of Association to change the date by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, from May 4, 2023, to the date of the Shareholder Meeting of November 17, 2022, and to remove the minimum net tangible asset requirement and (2) to amend the Trust Agreement, dated April 29, 2021, by and between the Company and Continental, pursuant to an amendment to the Trust Agreement to change the date on which Continental must commence the liquidation of the trust account.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $957,184, which consisted of interest earned on marketable securities held in the Trust Account of $1,141,993, offset by formation and operating expenses of $184,809.

For the nine months ended September 30, 2022, we had a net income of $833,442, which consisted of interest earned on marketable securities held in the Trust Account of $1,509,123, offset by formation and operating expenses of $675,681.

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

For the nine months ended September 30, 2022, cash used in operating activities was $406,721. Net income of $833,442 was affected by the interest earned on marketable securities held in the Trust Account of $1,509,123, and changes in operating assets and liabilities which provided $268,960 of cash from operating activities.

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

At September 30, 2022, we had cash held in the Trust Account of $254,521,335. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $962,770 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 4, 2023. On October 28, 2022, we filed a definitive proxy statement which contains proposals (1) to amend and restate our Memorandum and Articles of Association to change the date by which we must consummate a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination, from May 4, 2023, to the date of the Shareholder Meeting of November 17, 2022, and to remove the minimum net tangible asset requirement and (2) to amend the Trust Agreement, dated April 29, 2021, by and between the Company and Continental to change the date on which Continental must commence the liquidation of the trust account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

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

ION ACQUISITION CORP 3 LTD.

Date: November 14, 2022		/s/ Gilad Shany
	Name:	Gilad Shany
	Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 14, 2022		/s/ Avrom Gilbert
	Name:	Avrom Gilbert
	Title:	Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

Date: November 14, 2022		/s/ Anthony Reich
	Name:	Anthony Reich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)